Form 10QSB
period 1998-06-30
ATLANTICA INC
filed 1998-12-03
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from March 31, 1998 to June 30, 1998
                                     --------------    -------------

                          Commission File No. 000-24379

                                 ATLANTICA, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

             UTAH                                          43-0976473
 -------------------------------                   --------------------------
 (State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
  incorporation or organization)

                            80 Wall Street, Suite 412
                            NEW YORK, NEW YORK. 10005
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 344-5519


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes |X|  No |_|               (2) Yes |X|  No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

            Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  June 30, 1998

                        Common Voting Stock - 25,000,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by Jones, Jensen, & Company, Certified Public Accountants, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                   - THIS SPACE INTENTIONALLY LEFT BLANK -

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

            The Company has not engaged in any material operations in the last fiscal year or the period ending June 30, 1998. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

                                 ATLANTICA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

                                    CONTENTS

Independent Auditors' Report ...............................................  3

Balance Sheets .............................................................  4

Statements of Operations ...................................................  5

Statements of Stockholders' Equity (Deficit) ...............................  6

Statements of Cash Flows ...................................................  7

Notes to the Financial Statements ..........................................  8

                  [LETTERHEAD OF JONES, JENSEN & COMPANY, LLC]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Atlantica, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended June 30, 1998 and 1997 and from inception on January 1, 1997 through June 30, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated April 15, 1998.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
November 23, 1998

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                      June 30,      December 31,
                                                        1998            1997
                                                     -----------    -----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                               $        --    $        --
                                                     -----------    -----------

    Total Current Assets                                      --             --
                                                     -----------    -----------

    TOTAL ASSETS                                     $        --    $        --
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $     3,146    $        --
  Accrued interest                                       451,350        424,800
  Mortgage payable                                       885,000        885,000
                                                     -----------    -----------

    Total Current Liabilities                          1,339,496      1,309,800
                                                     -----------    -----------

    TOTAL LIABILITIES                                  1,339,496      1,309,800
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,422 and
   531,422 shares issued and outstanding,
   respectively                                            2,458             53
  Additional paid-in capital                              42,580         39,904
  Deficit accumulated prior to January 1, 1997        (1,256,700)    (1,256,700)
  Deficit accumulated during the development stage
   (from January 1, 1997)                               (127,834)       (93,057)
                                                     -----------    -----------

    Total Stockholders' Equity (Deficit)              (1,339,496)    (1,309,800)
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                $        --    $        --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                From
                                                                                            Inception of
                                                                                            Development
                                        For the Three                For the Six             Stage on
                                        Months Ended                 Months Ended            January 1,
                                          June 30,                      June 30,            1997 Through
                                 ------------------------      ------------------------       June 30,
                                    1998          1997           1998           1997            1998
                                 ---------      ---------      ---------      ---------     ------------
REVENUES                         $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and administrative         4,576          9,849          8,227         19,840         48,184
  Interest expense                  13,275         13,275         26,550         26,550         79,650
                                 ---------      ---------      ---------      ---------      ---------

    Total Expenses                  17,851         23,124         34,777         46,390        127,834
                                 ---------      ---------      ---------      ---------      ---------

NET (LOSS)                       $ (17,851)     $ (23,124)     $ (34,777)     $ (46,390)     $(127,834)
                                 =========      =========      =========      =========      =========

NET (LOSS) PER SHARE             $   (0.00)     $   (0.00)     $   (0.00)     $   (0.00)
                                 =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                          Common Stock           Additional
                                   --------------------------      Paid-In       Accumulated
                                      Shares         Amount        Capital         Deficit
                                   -----------    -----------    -----------     -----------
Inception of development stage,
 January 1, 1997                       531,422    $        53    $       (53)    $(1,256,700)

Expenses paid on the
 Company's behalf                           --             --         39,957              --

Net loss for the year ended
 December 31, 1997                          --             --             --         (93,057)
                                   -----------    -----------    -----------     -----------

Balance, December 31, 1997             531,422             53         39,904      (1,349,757)

March 1, 1998, liquidating
 dividend                                   --             --             --              --

March 13, 1998, common
 stock issued for services
 at $0.0001 per share               24,050,000          2,405             --              --

Expenses paid on the
 Company's behalf
 (unaudited)                                --             --          2,676              --

Net loss for the six months
 ended June 30, 1998
 (unaudited)                                --             --             --         (34,777)
                                   -----------    -----------    -----------     -----------

Balance, June 30, 1998
 (unaudited)                        24,581,422    $     2,458    $    42,580     $(1,384,534)
                                   ===========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   From
                                                                                               Inception of
                                                                                               Development
                                               For the Three              For the Six            Stage on
                                               Months Ended               Months Ended          January 1,
                                                 June 30,                    June 30,          1997 Through
                                         -----------------------     -----------------------     June 30,
                                            1998         1997          1998          1997          1998
                                         ---------     ---------     ---------     ---------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net (loss)                             $ (17,851)    $ (23,124)    $ (34,777)    $ (46,390)    $(127,834)
  Adjustments to reconcile net (loss)
   to net cash used by operating
   activities:
    Common stock issued for  services           --            --         2,405            --         2,405
  Changes in operating assets and
   liabilities:
    Increase in accrued interest            13,275        13,275        26,550        26,550        79,650
    Increase in accounts payable             3,146            --         3,146            --         3,146
                                         ---------     ---------     ---------     ---------     ---------

      Net Cash (Used) by
       Operating Activities                 (1,430)       (9,849)       (2,676)      (19,840)      (42,633)
                                         ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES                           --            --            --            --            --
                                         ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Capital contributed by shareholder         1,430         9,849         2,676        19,840        42,633
                                         ---------     ---------     ---------     ---------     ---------

    Net Cash Provided by
     Financing Activities                    1,430         9,849         2,676        19,840        42,633
                                         ---------     ---------     ---------     ---------     ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                    --            --            --            --            --

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD                            --            --            --            --            --
                                         ---------     ---------     ---------     ---------     ---------

CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD                           $      --     $      --     $      --     $      --     $      --
                                         =========     =========     =========     =========     =========

CASH PAID FOR:

  Interest                               $      --     $      --     $      --     $      --     $      --
  Taxes                                  $      --     $      --     $      --     $      --     $      --

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1998 and 1997

NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, are not necessarily indicative of the operating results for the full year.

Results of Operations.

            The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending June 30, 1998. It sustained no net income or losses for either period.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            The Company filed a voluntary petition for bankruptcy in the Southern District of New York of the United States Bamkruptcy Court.

Item 2. Changes in Securities.

        None; not applicable.

Item 3. Defaults Upon Senior Securities.

        None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None; not applicable.


Item 5. Other Information.

        None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              None.

        (b)   Reports on Form 8-K.

              None.

                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATLANTICA, INC.


Date: 12/03/98
      -------------------------------
      By /s/ Gregory Aurre, Jr.
         --------------------------------
         Gregory Aurre, Jr., Director and
         President