Form 10QSB
period 1998-09-30
ATLANTICA INC
filed 1998-12-03
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from June 30, 1998 to September 30, 1998
                                     -------------    ------------------

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

                               September 30, 1998

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

                   - THIS SPACE INTENTIONALLY LEFT BLANK -

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

            The Company has not engaged in any material operations in the last fiscal year or the period ending September 30, 1998. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

                                 ATLANTICA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

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

                  [LETTERHEAD OF JONES, JENSEN & COMPANY, LLC]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Atlantica, Inc. (a development stage company) as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1998 and 1997 and from inception on January 1, 1997 through September 30, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated April 15, 1998.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
November 23, 1998

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                               $        --    $        --
                                                     -----------    -----------

   Total Current Assets                                       --             --
                                                     -----------    -----------

   TOTAL ASSETS                                      $        --    $        --
                                                     ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $     3,146    $        --
  Accrued interest                                       464,625        424,800
  Mortgage payable                                       885,000        885,000
                                                     -----------    -----------

   Total Current Liabilities                           1,352,771      1,309,800
                                                     -----------    -----------

   TOTAL LIABILITIES                                   1,352,771      1,309,800
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,422 and
   531,422 shares issued and outstanding,
   respectively                                            2,458             53
  Additional paid-in capital                              42,580         39,904
  Deficit accumulated prior to January 1, 1997        (1,256,700)    (1,256,700)
  Deficit accumulated during the development
   stage (from January 1, 1997)                         (141,109)       (93,057)
                                                     -----------    -----------

   Total Stockholders' Equity (Deficit)               (1,352,771)    (1,309,800)
                                                     -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                 $        --    $        --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           From
                                                                                        Inception of
                                                                                        Development
                                        For the Three              For the Nine          Stage on
                                        Months Ended               Months Ended         January 1,
                                       September 30,               September 30,       1997 Through
                                 -----------------------     -----------------------   September 30,
                                    1998          1997          1998          1997          1998
                                 ---------     ---------     ---------     ---------   ------------
REVENUES                         $      --     $      --     $      --     $      --     $      --

EXPENSES

  General and administrative            --         9,920         8,227        29,760        48,184
  Interest expense                  13,275        13,275        39,825        39,825        92,925
                                 ---------     ---------     ---------     ---------     ---------

   Total Expenses                   13,275        23,195        48,052        69,585       141,109
                                 ---------     ---------     ---------     ---------     ---------

NET (LOSS)                       $ (13,275)    $ (23,195)    $ (48,052)    $ (69,585)    $(141,109)
                                 =========     =========     =========     =========     =========

NET (LOSS) PER SHARE             $   (0.00)    $   (0.00)    $   (0.00)    $   (0.00)
                                 =========     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                               ATLANTICA, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                         Common Stock            Additional
                                   --------------------------      Paid-In       Accumulated
                                      Shares         Amount        Capital         Deficit
                                   -----------    -----------    -----------     -----------
Inception of development stage,
 January 1, 1997                       531,422    $        53    $       (53)    $(1,256,700)

Expenses paid on the
 Company's behalf                           --             --         39,957              --

Net loss for the year ended
 December 31, 1997                          --             --             --         (93,057)
                                   -----------    -----------    -----------     -----------

Balance, December 31, 1997             531,422             53         39,904      (1,349,757)

March 1, 1998, liquidating
 dividend                                   --             --             --              --

March 13, 1998, common
 stock issued for services
 at $0.0001 per share               24,050,000          2,405             --              --

Expenses paid on the
 Company's behalf
 (unaudited)                                --             --          2,676              --

Net loss for the nine months
 ended September 30, 1998
 (unaudited)                                --             --             --         (48,052)
                                   -----------    -----------    -----------     -----------

Balance, September 30, 1998
 (unaudited)                        24,581,422    $     2,458    $    42,580     $(1,397,809)
                                   ===========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                Development
                                               For the Three               For the Nine           Stage on
                                               Months Ended                Months Ended           January 1,
                                               September 30,               September 30,        1997 Through
                                         -----------------------     -----------------------    September 30,
                                            1998          1997          1998          1997          1998
                                         ---------     ---------     ---------     ---------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net (loss)                             $ (13,275)    $ (23,195)    $ (48,052)    $ (69,585)    $(141,109)
  Adjustments to reconcile net (loss)
   to net cash used by operating
   activities:
    Common stock issued for services            --            --         2,405            --         2,405
  Changes in operating assets and
   liabilities:
    Increase in accrued interest            13,275        13,275        39,825        39,825        92,925
    Increase in accounts payable                --            --         3,146            --         3,146
                                         ---------     ---------     ---------     ---------     ---------

     Net Cash (Used) by
      Operating Activities                      --        (9,920)       (2,676)      (29,760)      (42,633)
                                         ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES                           --            --            --            --            --
                                         ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Capital contributed by shareholder            --         9,920         2,676        29,760        42,633
                                         ---------     ---------     ---------     ---------     ---------

   Net Cash Provided by
    Financing Activities                        --         9,920         2,676        29,760        42,633
                                         ---------     ---------     ---------     ---------     ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                    --            --            --            --            --

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD                            --            --            --            --            --
                                         ---------     ---------     ---------     ---------     ---------

CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD                           $      --     $      --     $      --     $      --     $      --
                                         =========     =========     =========     =========     =========

CASH PAID FOR:

  Interest                               $      --     $      --     $      --     $      --     $      --
  Taxes                                  $      --     $      --     $      --     $      --     $      --

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 1998 and 1997

NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended September 30, are not necessarily indicative of the operating results for the full year.

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

                                 ATLANTICA, INC.


Date: 12/03/98
      ----------------------------
      By /s/ Gregory Aurre, Jr.
         --------------------------------
         Gregory Aurre, Jr., Director and
         President