Form 10KSB
period 1998-12-31
ATLANTICA INC
filed 1999-03-17
CIK 1062506

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 1998
                                -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________

                          Commission File No. 000-24379
                                              ---------

                                 ATLANTICA, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

            UTAH                                      43-0976463
-------------------------------                -------------------------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                            80 WALL STREET, SUITE 412
                            NEW YORK, NEW YORK. 10005
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (212) 344-5519


                    ----------------------------------------

                    ----------------------------------------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:  None

Name of Each Exchange on Which Registered:  None

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)   Yes |X|   No |_|        (2)   Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State Issuer's revenues for its most recent fiscal year: December 31, 1998 - $0
                                                         ----------------------
The Exhibit Index commences on page XX.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      The last available quote for the common stock of the Company was on April 1, 1974. At that time, the quote was $0.02 bid and $0.05 offered. There has been virtually no trading of the Registrant's common stock over-the-counter since that time.

                 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

            State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 1998

                                   25,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

       A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

            Transitional Small Business Issuer Format Yes |X| No |_|

                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                     PART I

Item 1. Description of Business

      ATLANTICA, INC., (hereinafter the "Company") was incorporated under the laws of the State of Utah on March 3, 1938. The Company name at that time was RED HILLS MINING COMPANY.,and was formed for the purpose of mining. The Company went public, with its prospectus becoming effective on March 29, 1938. The securities were registered in The State of Utah, case#1161. The Company sold 500,000 shares at $0.025 cents per share.

      On February 5, 1953 the Company changed its name to ALLIED OIL AND MINERALS COMPANY., and its business continued to be mining, and Oil exploration.

      On January 8, 1971 the Company changed its name to COMMUNITY EQUITIES CORPORATION., and the Company changed its purpose of business to Real Estate Development in Kansas City and in the State of Florida. Due to a severe downturn in the Kansas City housing market, the properties were liquidated for the mortgage amounts or conveyed to the first mortgagees by Deed in lieu of foreclosure. In the 1980's the Company acted as a Limited Partner in several housing developments. In 1990 the Company co-signed a second mortgage for Arena Square North and South, a general limited partnership, that was controlled by the Company President at that time, Mr. Harold R. Smith. The Housing Conservation and Redevelopment Agency of the City of Miami gave the second mortgage on the Arena Square Apartment project of 550 apartments in the amount of $885,000. The project was located in Overtown, on the north side of Downtown Miami. Community Equities Corporation was the original limited partner in the development, but was replaced by Community Housing of Texas. The Company has not engaged in any business operation since that time. On March 26, 1996 the corporate charter was reinstated and the Company name was changed to ATLANTICA, INC.

      At a meeting of the Stockholders held on March 13, 1998, a new Slate of Directors were elected and their was a reverse stock split of 1 share for every 20 shares held, and the authorized shares were increased to 25,000,000 shares with a par value of .0001 cents per share. Following the Stockholder Meeting the new Board of Directors met and elected Officers. The old Board of Directors and Officers resigned. The new directors issued 24,000,000 shares of common stock to Gregory Aurre, the new president and Director, for services rendered and expenses paid. This gave Mr. Aurre the controlling interest in the company. The Board also issued 50,000 shares to other affiliated parties for services rendered.

      The Company presently has no material tangible assets or property. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Articles of Incorporation or by laws of the Company or contract. The Company is a development stage company and is currently seeking business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operation has yet begun. The Company has no products and offers no services.

Item 2. Description of Property

      The Company has no property or assets; Its principal executive office address and telephone number are the office and telephone of the President and provided at no cost. There are no agreements, either expressed or implied regarding the office space provided. The Company is in a development stage and has no products or services.

Item 3. Legal Proceedings

      The Registrant is not a party in any litigation and has no knowledge of any pending legal proceedings in any court or agency of government, or government authorities.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to the security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The last available quote for the common stock of the Company was on April 1, 1974. At that time, the quote was $0.02 bid and $0.05 offered. There has been virtually no trading of the Registrant's common stock over-the-counter since that time.

      The last price quoted reflects inter-dealer prices, without retail markups, markdowns or commission, and may not necessarily represents actual transactions. The quotation was derived from the National Quotation Bureau library..

Dividends

      There have been no cash dividends declared at any time, and no dividends are contemplated to be paid in the foreseeable future, particularly in view of the uncertainty of generating revenue from future operations.

Item 6. Managements Discussion and Analysis or Plan of Operation

      Liquidity

      The Registrant has no assets, no cash, and no liquidity. Its president has personal paid all expenses for the Company. The Company plans no operations, and has no source of funds required to meet its obligations. The President of the Registrant plans to pay the expenses of the Company until such time that the Company acquires or mergers with an active business. Their is no assurance the President will continue this relationship.

      Capital Resources

      The Registrant has no material commitments for capital expenditures as of December 31, 1998. The Registrant has no assets, no cash, and no capital resources. The Registrant has no anticipated source of funds needed to fulfill its commitments. The Registrant has had no business operations since 1990. The Registrant's President has been the primary entity funding the Company's operation.

      Results of Operations

      The Registrant has had no business operations since 1990. It is not anticipated that any business operation will develop unless and until the Company acquires or merges with an operating company. There is no assurance that such an acquisition or merger will occur. The Registrant has no revenues. The general trend in the Registrant's lack of operation is expected to continue, and no revenue is expected.

Item 7. Financial Statements

      The information called for by this item is included in the financial statements or notes thereto at Exhibit A.

      The following discussion should be read in conjunction with the Financial Statements and related notes included elsewhere in this Registration Statement.

--------------------------------------------------------------------------------
                                        YEARS ENDED DECEMBER 31
                            1997       1996         1995        1994       1993
--------------------------------------------------------------------------------
Revenue                     -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Income (loss)               -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Income (loss)               -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------
Per Common Share
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Assets                -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Long Term Obligation        -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Redeemable Preferred Stock  -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Long Term Debt              -0-         -0-         -0-          -0-        -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      The Registrant has not paid a cash dividend since inception, and does not anticipate doing so in the foreseeable future.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      The Registrant retained the services of:
            Jones, Jense & Company
            Certified Public Accountants

      There are no disagreements with any accounting or financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
        Compliance with section 16(a) of the Exchange Act

      The following table sets forth the names and ages of all the Directors and executive Officers of the Registrant. Further more, the table shows the positions held by each such person, length of service, date of initial appointment of election to office, and the term of office:

                                   First Elected      Director Term
Name and Age        Position        Or Appointed      of Office
------------        --------        ------------      ---------

Gregory Aurre      President           13-Mar-98      Until 1999
Age 50             Director                           Shareholders Meeting

Gregory Aurre III  Secretary,          13-Mar-98      Until 1999
Age 26             Treasurer &                        Shareholders Meeting
(Son of Gregory    Director
Aurre)

Amerika Aurre      Director            13-Mar-98      Until 1999
Age 27                                                Shareholders Meeting
(Daughter of
Gregory Aurre)

Gregory Aurre, Director and President

      Mr. Aurre is 50 years old and is an independent financial consultant. From 1990 to present he has acted as a financial consultant. From 1986 to 1990, Mr. Aurre was the President of Texas Coastal Exploration, Inc., a company involved in oil and gas exploration. From 1981 to 1986, Mr. Aurre was the President of United Petroleum Corporation, a company involved in oil and gas exploration. From 1970 to 1981, Mr. Aurre was the President of Aurre Management Co., Inc., a company involved in financial consulting.

Amerika Aurre, Director

      Ms. Aurre is 27 years old and the daughter of the President of the Company, Gregory Aurre. She has been employed in the fashion merchandising industry for six years.

Gregory Aurre III, Director and Secretary-Treasurer

      Mr. Aurre is 26 years old and the son of the President of the Company, Gregory Aurre. He is a Licensed Securities Sales Person with an N.A.S.D. member firm.

Family Relationships

      Amerika Aurre is the daughter of Gregory Aurre. Gregory Aurre III is the son of Gregory Aurre.Gregory Aurre, Director and President

Experience of Management

      Mr. Aurre is the only member of management that has any experience with "Blank Check" or "Shell" companies. It will be his sole responsibility to locate and negotiate a merger for the Company. Mr. Aurre is the only member of management that will devote any time to locate and negotiate a merger. He will devote fifty percent of his time to this effort. The Company does not intend to use consultants, outside advisors or finders to locate and negotiate a merger.

      In 1970, Mr. Aurre took Aurre Management Co., Inc. public with a Reg.A offering.

      In 1981, Mr. Aurre merged Aurre Management Co., Inc. with Fluid Lift International, Inc. (Texas). Aurre Management Co., Inc. was at the time a shell or blank check company and was not a reporting company at the time of the merger. The name of Aurre Management Co., Inc. was subsequently changed to Fluid Lift International, Inc. (Delaware).

      In 1982, Mr. Aurre located a the public shell or blank check company, Don Reid Productions, Inc., and merged it with a private company, United Petroleum Corp. (Delaware). The surviving company's name was changed to United Petroleum Corporation (Delaware).

      In 1992, Mr. Aurre merged United Petroleum Corporation, which was a shell or blank check company at that time, with Calibur-United Petroleum Corporation (Tennessee). United Petroleum Corporation filed an 8K on April 22, 1993 (The commission number was 002-38375).

      In 1993, Mr. Aurre once again took control of Fluid Lift International, Inc. (formerly Aurre Management Co., Inc.) which was at the time a shell or blank check company. Mr. Aurre contacted some of the old Officers and Directors of Fluid Lift International. Mr. Aurre traveled to Fort Worth, Texas to meet with and persuaded them to vote their shares at a special meeting of the stockholders which was held on September 24, 1993. At that meeting a new slate of Directors was elected which Mr. Aurre headed. Then in November of 1994, Mr. Aurre merged the company with Odessa Foods, Inc.

      In 1994, Mr. Aurre located a public shell or blank check company, Ram-Z Enterprises, Inc., and at a special meeting on April 21, 1994 he took control of the company. Then on August 15, 1996 the company merged with Hyperdynamics, Inc. and Mr. Aurre resigned.

      Mr. Aurre is no longer an Officer, Director or affiliate of any of the above mentioned companies. He resigned from each of them as soon as the above mentioned mergers took place. There are no agreements or understandings for any of the Officers or Directors to resign at the request of another person, but it should be noted that the two Directors other than Mr. Aurre are his son and his Daughter. It is assumed that once a merger is concluded that all the present Directors and Officers will resign.

Item 10. Executive Compensation

      None of the officers or directors of the Registrant has been, or is being paid any cash compensations, or otherwise is subject to any deferred compensation plan, bonus plan, or is the subject of any option agreement or any other arrangement or understanding whereby such person would obtain any cash or non-cash compensation for their services for and on behalf of the Registrant, except for the common stock that the directors have received as set forth in
Item 1.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 1998, certain information regarding the ownership of the common stock, $0.0001 par value, which is the only class of securities authorized, issued and outstanding of the Registrant by its Officers and Directors, and as a group.

                         Name of Beneficial  Amount & Nature of      Percent of
Title of Class           Owner               Beneficial Ownership    Class
--------------           -----               --------------------    -----

Common                   Gregory Aurre                 24,000,000          96%

Common                   Amerika Aurre                     25,000        .001%

                         Gregory Aurre
Common                   III                               25,000        .001%

                         Officers &
Common                   Directors                     24,050,000          96%
                         as a Group

      To the best knowledge of the Registrant, there are no arrangements, understanding or agreements relative to the disposition of any of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others:

      On March 13, 1998, the date under which present management took control of the Registrant, and Mr. Aurre, the Registrant's President, acquired controlling interest of the Company, as 24,000,000 shares of common stock were issued to him for services rendered and expenses paid.

      On March 13, 1998, the Board of Directors acquired an additional 50,000 shares of common stock for services rendered, whereby the directors as a group control 96.002% of the common voting shares of the company.

Certain Business Relationships

      Mr. Gregory Aurre, the Registrant's President, director and owner of the controlling interest in the company (96%) is the father of the Registrant's Secretary-Treasurer and director, Gregory Aurre III. Mr. Gregory Aurre is also the father of the only other director of the Registrant, Amerika Aurre.

Indebtedness of Management

      None of the Registrants officers and directors are indebted to the Company, and have not been at any time.

Transaction with Promoters

      The names of the Promoters and the nature and amount of anything of value received are as follows:

                                                           Property, Contracts,
                           Common Stock       Cash         Options Received or
Names                      Received           Received     Due in the Future
-----                      --------           --------     -----------------

Gregory Aurre               24,000,000          -0-                -0-

Amerika Aurre                   25,000          -0-                -0-

Gregory Aurre III               25,000          -0-                -0-

The promoters of the Registrant received no cash compensation. The only compensation was the shares of common stock listed above.

Item 13. Exhibits and Reports on Form 8-K

                                    EXHIBITS

      The exhibits referred to here in above are more particularly described below. In addition to these exhibits, certain other exhibits have been attached hereto as supplementary information, and may assist in a further understanding of the information presented.

Exhibit No.       Pages       Description of Exhibits
-----------       -----       -----------------------

   A              10-19       Audited Financial Statements for Year 1998

   B              20-26       Settlement with City of Miami

   C               27         US Bankruptcy Court: Notice of Dismissal

                                   Signatures

      Pursuant to the requirements of Section 15d of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

            (Registrant) ATLANTICA, INC.
                         ----------------------------------------

            Date March 15, 1999
                 ------------------------------------------------

            By (Signature) /s/ Gregory Aurre
                          ---------------------------------------
                               Gregory Aurre - President