Form 10QSB
period 1999-03-31
ATLANTICA INC
filed 1999-07-22
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from December 31, 1998 to March 31, 1999

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

                            80 Wall Street, Suite 412
                            NEW YORK, NEW YORK. 10005
                            -------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (619) 251-6028

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

                                 March 31, 1999

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

                     - THIS SPACE INTENTIONALLY LEFT BLANK -

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

            The Company has not engaged in any material operations in the last fiscal year or the period ending March 31, 1999. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.

            The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending March 31, 1999. It sustained no net income or losses for either period.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

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

                                    ATLANTICA, INC.


Date: July 11, 1999                    By /s/ Gregory Aurre, Jr.
                                          --------------------------------
                                          Gregory Aurre, Jr., Director and
                                          President

                                 ATLANTICA, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                            March 31, 1999 and 1998

                                    CONTENTS
Independent Auditors' Report ................................................ 3

Balance Sheets .............................................................. 4

Statements of Operations .................................................... 5

Statements of Stockholders' Equity (Deficit) ................................ 6

Statements of Cash Flows .................................................... 7

Notes to the Financial Statements ........................................... 8

                   [LETTERHEAD OF JONES, JENSEN & COMPANY LLC]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Atlantica, Inc. (a development stage company) as of March 31,1999 and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1999 and 1998 and from inception on January 1,1997 through March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 26, 1999.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
July 7, 1999

                                ATLANTICA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                       March 31,    December 31,
                                                         1999           1998
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                               $        --    $        --
                                                     -----------    -----------

   Total Current Assets                                       --             --
                                                     -----------    -----------

   TOTAL ASSETS                                      $        --    $        --
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $     1,606    $        --
  Accrued interest                                            --        477,900
  Mortgage payable                                            --        885,000
                                                     -----------    -----------

   Total Current Liabilities                               1,606      1,362,900
                                                     -----------    -----------

   TOTAL LIABILITIES                                       1,606      1,362,900
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,422 shares issued
   and outstanding                                         2,458          2,458
  Additional paid-in capital                              57,363         46,760
  (Deficit) accumulated prior to January 1, 1997      (1,256,700)    (1,256,700)
  Earnings (deficit) accumulated during the
   development stage (from January 1, 1997)            1,195,273       (155,418)
                                                     -----------    -----------

   Total Stockholders' Equity (Deficit)                   (1,606)    (1,362,900)
                                                     -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                 $        --    $        --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                        From
                                                                    Inception of
                                                                    Development
                                             For the Three            Stage on
                                             Months Ended            January 1,
                                               March 31,            1997 Through
                                      --------------------------      March 31,
                                          1999           1998           1999
                                      -----------    -----------    -----------

REVENUES                              $        --    $        --    $        --

EXPENSES

  General and administrative                2,209          3,651         51,427
  Interest expense                             --         13,275        106,200
                                      -----------    -----------    -----------

   Total Expenses                          (2,209)       (16,926)      (157,627)
                                      -----------    -----------    -----------

EXTRAORDINARY ITEMS

  Gain on debt forgiveness              1,352,900             --      1,352,900
                                      -----------    -----------    -----------

   Total Extraordinary Items            1,352,900             --      1,352,900
                                      -----------    -----------    -----------

NET GAIN (LOSS)                       $ 1,350,691    $   (16,926)   $ 1,195,273
                                      ===========    ===========    ===========

NET GAIN (LOSS) PER SHARE             $      0.05    $     (0.00)
                                      ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                         Common Stock         Additional
                                  -------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                  -----------   -----------   -----------    -----------
Inception of development stage,
 January 1, 1997                      531,422   $        53   $       (53)   $(1,256,700)

Expenses paid on the
 Company's behalf                          --            --        39,957             --

Net loss for the year ended
 December 31, 1997                         --            --            --        (93,057)
                                  -----------   -----------   -----------    -----------

Balance, December 31, 1997            531,422            53        39,904     (1,349,757)

March 1, 1998, liquidating
 dividend                                  --            --            --             --

March 13, 1998, common
 stock issued for services
 at $0.0001 per share              24,050,000         2,405            --             --

Expenses paid on the
 Company's behalf                          --            --         6,856             --

Net loss for the year ended
 December 31, 1998                         --            --            --        (62,361)
                                  -----------   -----------   -----------    -----------

Balance, December 31, 1998         24,581,422         2,458        46,760     (1,412,118)

Expenses paid on the
 Company's behalf (unaudited)              --            --        10,603             --

Net gain for the three months
 ended March 31, 1999
 (unaudited)                               --            --            --      1,350,691
                                  -----------   -----------   -----------    -----------

Balance, March 31, 1999
 (unaudited)                       24,581,422   $     2,458   $    57,363    $   (61,427)
                                  ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                     From
                                                                                 Inception of
                                                                                  Development
                                                          For the Three             Stage on
                                                           Months Ended            January 1,
                                                             March 31,           1997 Through
                                                    --------------------------      March 31,
                                                        1999           1998           1999
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net gain (loss)                                   $ 1,350,691    $   (16,926)   $  (127,834)
  Adjustments to reconcile net (loss) to net cash
   used by operating activities:
    Common stock issued for  services                        --          2,405          2,405
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued interest            (477,900)        13,275         79,650
    Increase in accounts payable                          1,606             --          3,146
    (Decrease) in mortgage payable                     (885,000)            --             --
                                                    -----------    -----------    -----------

     Net Cash (Used) by Operating Activities            (10,603)        (1,246)       (42,633)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                         --             --             --
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Capital contributed by shareholder                     10,603          1,246         42,633
                                                    -----------    -----------    -----------

   Net Cash Provided by Financing Activities             10,603          1,246         42,633
                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 --             --             --

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         --             --             --
                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $        --    $        --    $        --
                                                    ===========    ===========    ===========

CASH PAID FOR:

  Interest                                          $        --    $        --    $        --
  Taxes                                             $        --    $        --    $        --

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 1999 and 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the full year.