Form 10QSB
period 1999-06-30
ATLANTICA INC
filed 1999-07-22
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from March 31, 1999 to June 30, 1999

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

                                  June 30, 1999

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

                     - THIS SPACE INTENTIONALLY LEFT BLANK -

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

            The Company has not engaged in any material operations in the last fiscal year or the period ending June 30, 1999. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.

            The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending June 30, 1999. It sustained no net income or losses for either period.

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

                                    ATLANTICA, INC.


Date: July 11, 1999                 By /s/ Gregory Aurre, Jr.
                                       ---------------------------------------
                                       Gregory Aurre, Jr., Director and
                                       President

                                 ATLANTICA, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

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

Notes to the Financial Statements ........................................... 8

                   [LETTERHEAD OF JONES, JENSEN & COMPANY LLC]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Atlantica, Inc. (a development stage company) as of June 30,1999 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 1999 and 1998 and from inception on January 1, 1997 through June 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 26, 1999.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
July 7, 1999

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                       June 30,     December 31,
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

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                               From
                                                                                           Inception of
                                                                                            Development
                                      For the Three                 For the Six              Stage on
                                       Months Ended                Months Ended             January 1,
                                         June 30,                     June 30,             1997 Through
                                -------------------------    --------------------------      June 30,
                                    1999          1998           1999           1998           1999
                                -----------   -----------    -----------    -----------    -----------
REVENUES                        $        --   $        --    $        --    $        --    $        --

EXPENSES

  General and administrative-                       4,576          2,209          8,227         51,427
  Interest expense                       --        13,275             --         26,550        106,200
                                -----------   -----------    -----------    -----------    -----------

   Total Expenses                        --       (17,851)        (2,209)       (34,777)      (157,627)
                                -----------   -----------    -----------    -----------    -----------

EXTRAORDINARY ITEMS

  Gain on debt forgiveness               --            --      1,352,900             --      1,352,900
                                -----------   -----------    -----------    -----------    -----------

   Total Extraordinary Items-                          --      1,352,900             --      1,352,900
                                -----------   -----------    -----------    -----------    -----------

NET GAIN (LOSS)                 $        --   $   (17,851)   $ 1,350,691    $   (34,777)   $ 1,195,273
                                ===========   ===========    ===========    ===========    ===========

NET GAIN (LOSS) PER SHARE       $      0.00   $     (0.00)   $      0.05    $     (0.00)
                                ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                         Common Stock         Additional
                                  -------------------------     Paid-In      Accumulated
                                     Shares        Amount       Capital        Deficit
                                  -----------   -----------   -----------    -----------
Inception of development stage,
 January 1, 1997                      531,422   $        53   $       (53)   $(1,256,700)

Expenses paid on the
 Company's behalf                          --            --        39,957             --

Net loss for the year ended
 December 31, 1997                         --            --            --        (93,057)
                                  -----------   -----------   -----------    -----------

Balance, December 31, 1997            531,422            53        39,904     (1,349,757)

March 1, 1998, liquidating
 dividend                                  --            --            --             --

March 13, 1998, common
 stock issued for services
 at $0.0001 per share              24,050,000         2,405            --             --

Expenses paid on the
 Company's behalf                          --            --         6,856             --

Net loss for the year ended
 December 31, 1998                         --            --            --        (62,361)
                                  -----------   -----------   -----------    -----------

Balance, December 31, 1998         24,581,422         2,458        46,760     (1,412,118)

Expenses paid on the
 Company's behalf (unaudited)              --            --        10,603             --

Net gain for the six months
 ended June 30, 1999
 (unaudited)                               --            --            --      1,350,691
                                  -----------   -----------   -----------    -----------

Balance, June 30, 1999
 (unaudited)                       24,581,422   $     2,458   $    57,363    $   (61,427)
                                  ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                                                  Inception of
                                                                                                   Development
                                              For the Three                 For the Six             Stage on
                                               Months Ended                Months Ended             January 1,
                                                  June 30,                    June 30,            1997 Through
                                        -------------------------    --------------------------      June 30,
                                           1999           1998           1999           1998           1999
                                        -----------   -----------    -----------    -----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net (loss)                            $        --   $   (17,851)   $ 1,350,691    $   (34,777)   $  (127,834)
  Adjustments to reconcile net (loss)
   to net cash used by operating
   activities:
    Common stock issued for  services            --            --             --          2,405          2,405
  Changes in operating assets and
   liabilities:
     Increase in accrued interest                --        13,275       (477,900)        26,550         79,650
     Increase in accounts payable                --         3,146          1,606          3,146          3,146
     (Decrease in mortgage payable)              --            --       (885,000)            --             --
                                        -----------   -----------    -----------    -----------    -----------

     Net Cash (Used) by
      Operating Activities                       --        (1,430)       (10,603)        (2,676)       (42,633)
                                        -----------   -----------    -----------    -----------    -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES                            --            --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Capital contributed by shareholder             --         1,430         10,603          2,676         42,633
                                        -----------   -----------    -----------    -----------    -----------

   Net Cash Provided by
    Financing Activities                         --         1,430         10,603          2,676         42,633
                                        -----------   -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            --            --             --             --             --

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             --            --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------

CASH AND CASH  EQUIVALENTS AT
 END OF PERIOD                          $        --   $        --    $        --    $        --    $        --
                                        ===========   ===========    ===========    ===========    ===========

CASH PAID FOR:

  Interest                              $        --   $        --    $        --    $        --    $        --
  Taxes                                 $        --   $        --    $        --    $        --    $        --

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1999 and 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

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