Form 10QSB
period 1999-09-30
ATLANTICA INC
filed 2000-02-17
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 1999
                               ------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

    For the transition period from June 30, 1999 to September 30, 1999
                        ------------- ------------------


                          Commission File No. 000-24379


                                 ATLANTICA, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)


           UTAH                                           43-0976473
   ---------------------                                 ------------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)


                         236 East 36th Street, Suite 1E
                            NEW YORK, NEW YORK. 10016
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 684-0401


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No ___                              (2)  Yes  X    No ___
         ---                                                ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No
                                               ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999

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

                                       ATLANTICA, INC.
                                (A Development Stage Company)

                                     FINANCIAL STATEMENTS

                           September 30, 1999 and December 31, 1998


                                       ATLANTICA, INC.
                                (A Development Stage Company)
                                        Balance Sheets


                                            ASSETS

                                                             September 30,      December 31,
                                                              1999              1998
                                                             (Unaudited)
CURRENT ASSETS

  Cash                                                      $            -    $            -

    Total Current Assets                                                 -                 -

    TOTAL ASSETS                                            $            -    $            -

                        LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                          $        2,076    $           -
  Accrued interest                                                       -           477,900
  Mortgage payable                                                       -           885,000

    Total Current Liabilities                                        2,076         1,362,900

    TOTAL LIABILITIES                                                2,076         1,362,900

STOCKHOLDERS EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,422 shares issued
    and outstanding                                                  2,458             2,458
  Additional paid-in capital                                        57,363            46,760
  Deficit accumulated prior to January 1, 1997                  (1,256,700)       (1,256,700)
  Deficit accumulated during the development stage
   (from January 1, 1997)                                        1,194,803          (155,418)

    Total Stockholders Equity (Deficit)                             (2,076)       (1,362,900)

    TOTAL LIABILITIES AND STOCKHOLDER
     EQUITY (DEFICIT)                                       $            -    $            -




          The accompanying notes are an integral part of these financial statements.

                                           ATLANTICA, INC.
                                    (A Development Stage Company)
                                      Statements of Operations
                                             (Unaudited)

                                                                                        From
                                                                                       Inception of
                                                                                        Development
                                                                                       Stage on
                                    For the Three              For the Nine            January 1,
                                     Months Ended               Months Ended           1997 Through
                                     September 30,              September 30,          September 30,
                                    1999         1998           1999          1998           1999


REVENUES                         $      -       $    -      $       -     $       -       $      -

EXPENSES

  General and administrative          470            -          2,679         8,227          51,897
  Interest expense                      -       13,275              -        39,825         106,200

    Total Expenses                   (470)     (13,275)        (2,679)      (48,052)       (158,097)

EXTRAORDINARY ITEMS

  Gain on debt forgiveness              -            -      1,352,900             -       1,352,900

    Total Extraordinary Items           -            -      1,352,900             -       1,352,900

NET INCOME (LOSS)              $     (470)   $ (13,275)   $ 1,350,221   $   (48,052)   $  1,194,803

BASIC INCOME (LOSS) PER
 SHARE                         $    (0.00)   $   (0.00)   $      0.05   $     (0.00)






          The accompanying notes are an integral part of these financial statements.

                                       ATLANTICA, INC.
                                (A Development Stage Company)
                         Statements of Stockholders Equity (Deficit)


                                                                Additional
                                                 Common Stock   Paid-In       Accumulated
                                   Shares            Amount     Capital       Deficit

Inception of development stage,
 January 1, 1997                      531,422    $        53   $       (53)   $  (1,256,700)

Expenses paid on the
 Companys behalf                            -              -        39,957                -

Net loss for the year ended
 December 31, 1997                          -              -             -          (93,057)

Balance, December 31, 1997            531,422             53        39,904       (1,349,757)

March 1, 1998, liquidating
 dividend                                   -              -             -                -

March 13, 1998, common
 stock issued for services
 at $0.0001 per share              24,050,000          2,405             -                -

Expenses paid on the
 Companys behalf                            -              -         6,856                -

Net loss for the year ended
 December 31, 1998                          -              -             -          (62,361)

Balance, December 31, 1998         24,581,422          2,458        46,760       (1,412,118)

Expenses paid on the
 Companys behalf (unaudited)                -              -        10,603                -

Net gain for the nine months
 ended September 30, 1999
 (unaudited)                                -              -             -        1,350,221

Balance, September 30, 1999
 (unaudited                        24,581,422    $     2,458   $    57,363  $       (61,897)



          The accompanying notes are an integral part of these financial statements.

                                       ATLANTICA, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                                           From
                                                                                           Inception of
                                                                                           Development
                                                                                           Stage on
                                                   For the Three            For the Nine   January 1,
                                                   Months Ended             Months Ended   1997 Through
                                                   September 30,            September 30,  September 30,
                                         1999        1998        1999          1998            1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net Income (loss)                    $     (470) $   (13,275)$ 1,350,221  $   (48,052) $    1,194,803
  Adjustments to reconcile net (loss) to
   net cash used by operating activities:
    Common stock issued for  services           -            -           -        2,405           2,405
  Changes in operating assets and
   liabilities:
    Increase (decrease) in accrued
     interest                                   -       13,275    (477,900)      39,825        (371,700)
    Increase in accounts payable              470            -       2,076        3,146           2,076
    (Decrease) in mortgage payable              -            -    (885,000)           -        (885,000)

      Net Cash (Used) by
       Operating Activities                     -            -     (10,603)      (2,676)        (57,416)

CASH FLOWS FROM
 INVESTING ACTIVITIES                           -            -           -            -               -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Capital contributed by shareholder            -            -      10,603        2,676          57,416

    Net Cash Provided by
     Financing Activities                       -            -      10,603        2,676          57,416

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           -            -           -            -               -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            -            -           -            -               -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $   -       $    -      $    -       $    -       $       -

CASH PAID FOR:

  Interest                                  $   -       $    -      $    -       $    -       $       -
  Taxes                                     $   -       $    -      $    -       $    -       $       -



                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 1999 and 1998


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes
thereto  included  in  the  Companys   December  31,  1998  audited   financial
statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2.        Management's Discussion and Analysis or Plan of Operation.
               ---------------------------------------------------------

Plan of Operation.
-----------------

               The Company has not engaged in any material operations in the last fiscal year or the period ending September 30, 1999. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
---------------------

               The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending September 30, 1999. It sustained no net income or losses for either period.

                                 PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.
               ------------------

               None

Item 2.        Changes in Securities.

               None; not applicable.

Item 3.        Defaults Upon Senior Securities.
               --------------------------------

               None; not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.
               ----------------------------------------------------

               None; not applicable.



Item 5.        Other Information.
               ------------------

               None; not applicable.

Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               (a)    Exhibits.

                      None.

               (b)    Reports on Form 8-K.

                      None.

                                          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ATLANTICA, INC.


Date: 2/14/00                         /S/ GREGORY AURRE
                                     Gregory Aurre, Jr., Director and President