Form 10KSB
period 1999-12-31
ATLANTICA INC
filed 2000-03-30
CIK 1062506

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________________

                                Commission File No. 000-24379

                                        ATLANTICA, INC.
                        (Name of Small Business Issuer in its Charter)

            UTAH                                            43-0976463
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                                236 East 36th STREET, SUITE 1E
                                   NEW YORK, NEW YORK. 10016
                           (Address of Principal Executive Offices)

                          Issuer's Telephone Number: (212) 684-0401

                              =================================
                (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:  None

        Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes  X    No   (2)   Yes  X    No __

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State Issuer's revenues for its most recent fiscal year: December 31, 1999 - $0

     The Exhibit Index commences on page 12.


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

                         (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                                 DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___ -

                          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

               State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                      December 31, 1999

                                          25,000,000

                             DOCUMENTS INCORPORATED BY REFERENCE

               A  description  of  "Documents   Incorporated  by  Reference"  is
contained in Item 13 of this Report.

                   Transitional Small Business Issuer Format Yes _X_ No ___







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

On March 26, 1996 the corporate charter was reinstated and the Company name was changed to ATLANTICA, INC. At a meeting of the Stockholders held on March 13, 1998, a new Slate of Directors were elected and their was a reverse stock split of 1 share for every 20 shares held, and the authorized shares were increased to 25,000,000 shares with a par value of .0001 cents per share. Following the Stockholder Meeting the new Board of Directors met and elected Officers. The old Board of Directors and Officers resigned. The new directors issued 24,000,000 shares of common stock to Gregory Aurre, the new president and Director, for services rendered and expenses paid. This gave Mr. Aurre the controlling interest in the company. The Board also issued 50,000 shares to other affiliated parties for services rendered

        The Company presently has no material tangible assets or property. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Articles of Incorporation or by laws of the Company or contract. The Company is a development stage company and is currently seeking business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operation has yet begun. The Company has no products and offers no services.

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

                                           PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The last available quote for the common stock of the Company was on April 1, 1974. At that time, the quote was $0.02 bid and $0.05 offered. There has been virtually no trading of the Registrant's common stock over- the-counter since that time.

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

                            YEARS ENDED DECEMBER 31
                       1999    1998    1997    1996    1995
REVENUE                 0       0       0       0       0
INCOME (loss)           0       0       0       0       0
INCOME (loss)
PER COMMON SHARE        0       0       0       0       0
TOTAL ASSETS            0       0       0       0       0
LONG TERM OBLIGATION    0       0       0       0       0
REDEEMABLE PREFERRED
STOCK                   0       0       0       0       0
LONG TERM DEBT          0       0       0       0       0




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



NAME ANG AGE            POSITION        FIRST ELECTED   DIRECTOR TERM

Gregory Aurre           President &     13-Mar-98       Until 2000
Age 51                  Director                        Shareholders Meeting

Gregory Aurre III       Secretary,      13-Mar-98       Until 2000
Age 27                  Treasurer &                     Shareholders Meeting
(Son of Gregory
Aurre)

Amerika Aurre           Director        13-Mar-98       Until 2000
Age 28                                                  Shareholders Meeting
(Daughter of
Gregory Aurre)

Gregory Aurre, Director and President

     Mr. Aurre is 51 years old and is an independent financial consultant. From 1990 to present he has acted as a financial consultant. From 1986 to 1990, Mr. Aurre was the President of Texas Coastal Exploration, Inc., a company involved in oil and gas exploration. From 1981 to 1986, Mr. Aurre was the President of United Petroleum Corporation, a company involved in oil and gas exploration. From 1970 to 1981, Mr. Aurre was the President of Aurre Management Co., Inc., a company involved in financial consulting.

Amerika Aurre, Director

     Ms. Aurre is 28 years old and the daughter of the President of the Company, Gregory Aurre. She has been employed in the fashion merchandising industry for seven years.

Gregory Aurre III, Director and Secretary-Treasurer

     Mr. Aurre is 27 years old and the son of the President of the Company, Gregory Aurre. He is a Licensed Securities Sales Person with an N.A.S.D. member firm.

Family Relationships

     Amerika Aurre is the daughter of Gregory Aurre.

     Gregory Aurre III is the son of Gregory Aurre.Gregory Aurre, Director and President.

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

     In 1982, Mr. Aurre located a public shell or blank check company, Don
Reid Productions, Inc., and merged it with a private company, United Petroleum Corp. (Delaware). The surviving company's name was changed to United Petroleum Corporation (Delaware).

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 1999, certain information regarding the ownership of the common stock, $0.0001 par value, which is the only class of securities authorized, issued and outstanding of the Registrant by its Officers and Directors, and as a group.


TITLE OF CLASS  NAME OF BENEFICIAL      AMOUNT & NATURE OF      PERCENT OF
                OWNER                   BENEFICIAL OWNERSHIP    CLASS
______________  __________________      ____________________    ____________

COMMON          GREGORY AURRE           23,908,000              96%

COMMON          AMERIKA AURRE           25,000                  .001%

COMMON          GREGORY AURRE III       25,000                  .001%

COMMON          OFFICERS & DIRECTORS    24,050,000              96%
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

Transaction with Promoters

        The names of the Promoters and the nature and amount of anything of value received are as follows:


NAMES           COMMON STOCK    CASH            PROPERTY, CONTRACTS
                RECEIVED        RECEIVED        OPTIONS RECEIVED OR
                                                DUE IN THE FUTURE
_____           ____________    ________        ___________________

GREGORY AURRE   24,000,000      0               0

AMERIKA AURRE   25,000          0               0

GREGORY AURRE   25,000          0               0
III

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

    A                         Audited Financial Statements for Year 1999




                                          Signatures

        Pursuant to the requirements of Section 15d of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

               (Registrant) ATLANTICA, INC.


               Date  March 15, 2000

               By /S/GREGORY AURRE
               Gregory Aurre - President

                                 ATLANTICA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S


Independent Auditors' Report.................................................. 3

Balance Sheet................................................................. 4

Statements of Operations...................................................... 5

Statements of Stockholders' Equity (Deficit).................................. 6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Atlantica, Inc.
(A Development Stage Company)
New York, New York


We have audited the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1997 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
March 9, 2000


                                                  ATLANTICA, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet


                                                      ASSETS

                                                                                   December 31,
                                                                                       1999

CURRENT ASSETS

   Cash ........................................................................   $      --

     Total Current Assets ......................................................          --

     TOTAL ASSETS ..............................................................   $      --


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Accounts payable ............................................................   $     4,743

     Total Current Liabilities .................................................         4,743

     Total Liabilities .........................................................         4,743

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 25,000,000 shares authorized
    of $0.0001 par value, 24,581,458 shares issued
    and outstanding ............................................................         2,458
   Additional paid-in capital ..................................................        56,773
   Accumulated deficit prior to development stage ..............................    (1,256,700)
   Retained earnings from inception of development
    stage on January 1, 1997 ...................................................     1,192,726

     Total Stockholders' Equity (Deficit) ......................................        (4,743)

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) .........................................................   $      --



   The accompanying notes are an integral part of these financial statements.


                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                 From
                                                                              Inception of
                                                                              Development
                                                                                Stage on
                                                                For the        January 1,
                                                              Years Ended     1997 Through
                                                              December 31,    December 31,
                                                  1999            1998           1999

REVENUES .................................   $      --      $      --      $      --

EXPENSES

   General and administrative ............        14,756          9,261         63,974
   Interest expense ......................          --           53,100        106,200

     Total Expenses ......................        14,756         62,361        170,174

NET LOSS BEFORE
 EXTRAORDINARY ITEMS .....................       (14,756)       (62,361)      (170,174)

   Gain on extinguishment of debt (Note 2)     1,362,900           --        1,362,900
   Extraordinary income

NET INCOME (LOSS) ........................   $ 1,348,144    $     (62,361) $      1,192,726

BASIC INCOME (LOSS) PER SHARE ............   $      0.05    $     (0.00)

   The accompanying notes are an integral part of these financial statements.


                                                  ATLANTICA, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                       Additional
                                               Common Stock                         Paid-In     Accumulated
                                         Shares           Amount                    Capital       Deficit

Inception of development stage,
 January 1, 1997 ..............       531,458           $        53             $        (53) $     (1,256,700)

Expenses paid on the
 Company's behalf .............          --                      --                      39,957          --

Net loss for the year ended
 December 31, 1997 ............          --                      --                        --         (93,057)

Balance, December 31, 1997 ....       531,458                    53                      39,904    (1,349,757)

March 1, 1998, liquidating
 dividend (Note 1a) ...........          --                      --                        --            --

March 13, 1998, common
 stock issued for services
 at $0.0001 per share .........    24,050,000                 2,405                        --            --

Expenses paid on the
 Company's behalf .............          --                      --                       6,856          --

Net loss for the year ended
 December 31, 1998 ............          --                      --                        --         (62,361)

Balance, December 31, 1998 ....    24,581,458                 2,458                      46,760    (1,412,118)

Expenses paid on the
 Company's behalf .............          --                      --                      10,013          --

Net income for the year ended
 December 31, 1999 ............          --                      --                        --       1,348,144

Balance, December 31, 1999 ....    24,581,458           $     2,458             $       56,773   $   (63,974)

   The accompanying notes are an integral part of these financial statements.


                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                   From
                                                                                               Inception of
                                                                                                Development
                                                                                                 Stage on
                                                                       For the                   January 1,
                                                                     Years Ended                1997 Through
                                                                     December 31,               December 31,
                                                              1999               1998               1999

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                   $        1,348,144  $          (62,361) $       1,192,726
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
     Common stock issued for services                              -                    2,405              2,405
     Extinguishment of debt                                    (1,362,900)             -              (1,362,900)
   Changes in operating assets and liabilities:
     Increase in accounts payable                                   4,743              -                   4,743
     Increase in accrued interest                                  -                   53,100            106,200

       Net Cash (Used) by Operating Activities                    (10,013)             (6,856)           (56,826)

CASH FLOWS FROM INVESTING ACTIVITIES                               -                    -                 -

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                              10,013               6,856             56,826

       Net Cash Provided by Financing Activities                   10,013               6,856             56,826

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                              -                   -                  -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                               -                   -                  -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $           -       $           -       $          -

CASH PAID FOR:

   Interest                                            $           -       $           -       $          -
   Taxes                                               $           -       $           -       $          -


   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          This summary of significant accounting policies of Atlantica, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          a. Organization and Business Activities

          The financial statements presented are those of Atlantica, Inc. (the Company). The Company was incorporated in the State of Utah on March 3, 1938. The Company name at that time was Red Hills Mining Company. On February 5, 1953, the Company changed its name to Allied Oil and Minerals Company. On January 8, 1971, the Company changed its name to Community Equities Corporation. On March 26, 1996, the Company changed its name to Atlantica, Inc.

          The Company had two subsidiaries; Keys Equities, Inc. (Keys), a Florida corporation incorporated on July 31, 1996, and Allied Equities, Inc. (Allied), a Florida corporation incorporated on July 15, 1996. On March 1, 1998, the Company transferred its right, title and interest in a mining claim in Utah to Allied. The mining claim had a book value of $-0-. On March 1, 1998, the Company distributed the shares of the two subsidiaries to its shareholders in a liquidating dividend.

          The Company has not engaged in any business operations since 1990, and it was reclassified as a development stage company as of January 1, 1997. The Company's only activity since that time has consisted of taking actions necessary to restore and preserve its good standing in the State of Utah. The Company presently has no assets. The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors will make the final determination and the approval of stockholders will not be sought unless required by applicable law, the articles of incorporation or bylaws of the Company or contract.

          b. Reorganization

          On February 20, 1998, an agreement and plan of reorganization between Gregory Aurre and Michael Oliver was made; whereby Mr. Aurre would take over control of the Company, and Mr. Oliver, the principal stockholder, sold control of the Company.

          On March 13, 1998, a Board of Directors meeting was held to install the above mentioned February 20, 1998 agreement. In the meeting, new directors were voted on making Gregory Aurre the Company's President and a director, Amerika Aurre and Gregory Aurre III as directors and Gregory Aurre III as Secretary and Treasurer.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          d. Estimates

          The preparations of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          e. Income Taxes

          No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $170,000 at December 31, 1999 will expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

          f. Basic Income (Loss) Per Share

          The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                        For the Year Ended
                                        December 31, 1999
                         Income              Shares            Per Share
                      (Numerator)         (Denominator)          Amount

                $        1,348,144          24,581,458  $            0.05


                                        For the Year Ended
                                        December 31, 1998
                         (Loss)              Shares            Per Share
                       (Numerator)         (Denominator)       Amount

                $          (62,361)         24,581,458  $           (0.00)

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. Revenue Recognition Policy

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin

NOTE 2 -      MORTGAGE PAYABLE

          In 1990, the Company signed as a guarantor of a mortgage. The primary mortgagee has defaulted on the loan so the Company had recorded the liability on its books.

          On February 18, 1999, the Company entered into negotiations with the City of Miami for a settlement agreement which would release the Company from the mortgage payable. Under the terms of the agreement, the City of Miami agreed to execute and deliver to the Company a release of lien. In return, a shareholder of the Company paid the City of Miami $10,010 and transferred to the City 25,000 shares of the Company's common stock owned personally by the shareholder.

          As a result of the settlement, the Company recorded a gain on the extinguishment of debt totaling $1,362,900 ($885,000 principal and $477,900 accrued interest) for the year ended December 31, 1999. In addition, contributed capital of $10,013 was recorded which represented the cash paid by the shareholder to the City of Miami and the value of the 25,000 shares transferred.

NOTE 3 -      COMMON STOCK

          On March 13, 1998, the Company approved a 20-for-1 stock split. After the split, the Company authorized 25,000,000 shares and changed the par value from $0.01 to $0.0001. 24,050,000 shares, on this same date, were issued to the directors of the Company for services rendered, valued at $0.0001 per share. The reverse stock split is reflected on a retroactive basis.

NOTE 4 -      RELATED PARTY TRANSACTIONS

          Expenses incurred by the Company and its former subsidiaries, Allied and Keys, for reinstatement, legal and filing fees were paid out of pocket by its former majority shareholder and director. The funds were recorded as additional paid-in capital. No reimbursement for these expenses paid will be made by the Company. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi-reorganization has been reflected on a retroactive basis.

          Expenses during the years ended December 31, 1999 and 1998 were paid by the Company's President. Expenses were paid by the President and a contribution of capital was recorded at $10,013 and $6,856, respectively.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999



NOTE 5 -      GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs. The Company is seeking the acquisition of, or merger with, an existing operating company. Currently, management has committed to covering all operating and other costs until sufficient revenues are generated.