Form 10QSB
period 2000-03-31
ATLANTICA INC
filed 2000-05-22
CIK 1062506

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-26177


                                 ATLANTICA, INC
                 (Name of Small Business Issuer in its Charter)


                UTAH                               43-0976463
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                         236 East 36th Street. Suite 1E
                            NEW YORK, NEW YORK 10016
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 684-0401

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No              (2)  Yes  X   No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None; not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   May 1, 2000
                               Common Voting Stock
                                   24,581,458


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report have been reviewed by HJ & Associates, L.L.C., Certified Public Accountants, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

HJ & ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Atlantica, Inc.
(A Development Stage Company)
New York, New York

     We have reviewed the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primcipally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with gerally accepted auditing standards, which will be performed fo the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting primciples generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2000, we expressed and unqualified opinion on those consolidated financial statements.

/S/ HJ & ASSOCIATES, LLC
HJ & Associates, LLC
Salt Lake City, Utah
May 18, 2000

                                 ATLANTICA, INC.
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                                        3/31/00      12/31/99
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable                                  $     9,624  $     4,743
     Total Current Liabilities                               9,624        4,743
                                                       -----------   ----------
        Total Liabilities                                    9,624        4,743

Stockholders' Deficit:
     Common Stock, $.0001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 24,581,458 shares                       2,458        2,458
     Additional paid-in capital                             56,773       56,773
     Accumulated Deficit Prior to Development Stage     (1,256,700)  (1,256,700)
     Retained Earnings from inception of development     1,187,845    1,192,726
      stage on January 1, 1997                          -----------   ----------
        Total Stockholders' Deficit                         (9,624)      (4,743)

                                                       -----------   ----------
        Total Liabilities and Stockholders' Deficit    $         0  $         0
                                                       ===========   ==========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1999 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                                 ATLANTICA, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2000 and 1999

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  3/31/00              3/31/99
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Income                               $                 0  $                0
                                             ------------------   ------------------
NET REVENUE                                                  0                   0

GENERAL AND ADMINISTRATIVE EXPENSES                      4,881               2,209
                                             ------------------   ------------------

EXTRAORDINARY ITEMS
        Gain on debt forgiveness                             0           1,352,900

NET INCOME                                              (4,881)          1,350,691
                                             ==================   =================

NET LOSS PER SHARE                         $             (0.01) $             0.05
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       24,581,458          24,581,458
                                             ==================   ==================





                                 ATLANTICA, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2000 and 1999


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/00              3/31/99
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Gain (Loss)                                   $           (4,881)   $       1,350,691
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase (decrease) in accrued interest                           0             (477,900)
   (Decrease) in mortgage payable                                    0             (885,000)
   Increase/(Decrease) in loans from shareholder                 4,881               10,603
   Capital contributed by shareholder                                0                1,606
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                  0

      Beginning Cash Balance                                         0                  0

      Ending Cash Balance                           $                0    $             0
                                                      =================      ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2000 or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.

     During the quarterly period ended March 31, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $4,881.

Liquidity.

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $9,624.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None; not applicable.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Form 10SB Registration Statement as filed with the Securities and Exchange Commission on or about May 24, 1999.**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ATLANTICA, INC.



Date: MAY 19, 2000              /S/ GREGORY AURRE
                                Gregory Aurre, Jr.
                                President and Director