Form 10QSB
period 2000-06-30
ATLANTICA INC
filed 2001-01-31
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
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


                          222 East 80th Street, Apt 1H
                           NEW YORK, NEW YORK. 10021
                           -------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 517-9964


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

                                  June 30, 2000

                        Common Voting Stock - 25,000,000




                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.
                  ---------------------

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                               ATLANTICA, INC.
                                                BALANCE SHEETS
                                     June 30, 2000 and December 31, 1999

                                                                            6/30/00               12/31/99
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $            9,624    $            4,743
      Accounts Payable                                                             3,224                   -0-
                                                                        -----------------     -----------------
           Total Current Liabilities                                              12,848                 4,743

           Total Liabilities                                                      12,848                 4,743
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.0001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 24,581,458 shares                                          2,458                 2,458
      Additional Paid-in Capital                                                  56,773                56,773
      Accumulated Deficit Prior to Development Stage                          (1,256,700)           (1,256,700)
      Retained Earnings from inception of development
           stage on January 1, 1997                                            1,184,621             1,192,726

           Total Stockholders' Deficit                                           (12,848)               (4,743)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                                 ATLANTICA, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended June 30, 2000 and 1999 and
  From Inception of Development Stage on January 1, 1997 through June 30, 2000

                                         Three Months       Three Months       Six Months       Six Months    From Inception
                                           Ended               Ended             Ended           Ended           through
                                           6/30/00             6/30/99           6/30/00         6/30/99         6/30/00
                                      -----------------   ----------------   --------------   -------------   --------------
                                         [Unaudited]         [Unaudited]        [Unaudited]    [Unaudited]      [Unaudited]
REVENUE
      Income                          $                0  $               0 $              0 $             0   $          0
                                       -----------------   ----------------   --------------   -------------   ------------
NET REVENUE                                            0                  0                0               0              0

Operating Expenses
      General & Administrative Expenses            3,224                  0            8,105           2,209         72,079
      Interest Expenses                                0                  0                0               0        106,200
                                       -----------------   ----------------   --------------   -------------   ------------
Total Operating Expenses                           3,224                  0            8,105           2,209        178,279

EXTRAORDINARY ITEMS
      Gain on extinguishment of debt                   0                  0                0       1,352,900      1,362,900
Total Extraordinary Itmes                              0                  0                0       1,352,900      1,362,900

                                       -----------------   ----------------   --------------   -------------   ------------
Net Income Before Taxes               $           (3,224) $               0 $         (8,105)$     1,350,221      1,184,621
                                       =================   ================   ==============   =============   ============

Income/Franchise taxes                                 0                  0                0               0              0

Net Income (Loss)                                 (3,224)                 0           (8,105)      1,350,221      1,184,621

Loss Per Share                        $            (0.00) $            0.00 $          (0.00)$          0.05
                                       =================   ================   ==============   =============
Weighted Average Shares Outstanding           24,581,458         24,581,458       24,581,458      24,581,458
                                       =================   ================   ==============   =============


                                 ATLANTICA, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended June 30, 2000 and 1999 and
  From Inception of Development Stage on January 1, 1997 through June 30, 2000

                                                    Three Months       Three Months      Six Months        Six Months From Inception
                                                       Ended             Ended             Ended             Ended       through
                                                      6/30/00           6/30/99           6/30/00           6/30/99      6/30/00
                                                   --------------    ---------------  ----------------  -------------- -------------
                                                     [Unaudited]      [Unaudited]       [Unaudited]      [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------------
  Net Loss                                         $    (3,224)      $        0       $      (8,105)    $   1,350,221  $  1,184,621
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder            0                0               4,881                 0         7,286
    Extinguishment of Debt                                   0                0                   0                 0    (1,362,900)
                                                --------------     ---------------   ----------------  --------------  -------------
  Changes in operating assets and liabilities:
     Increase in accrued interest                            0                0                   0          (477,900)      106,200
     Increase in accounts payable                        3,224                                3,224             2,076         7,967
    (Decrease in mortgage payable)                           0                0                   0          (885,000)            0
                                                --------------     ---------------   ----------------  --------------  -------------
      Net Cash Used For Operating Activities                 0                0                   0           (10,603)      (56,826)
                                                ==============     ===============   ================  ==============  =============

Cash Flows Provided by Financing Activities
-----------------------------------------------
  Cash contributed by shareholder                            0                0                   0            10,603        56,826


      Net Increase In Cash                                   0                0                   0                 0             0

      Beginning Cash Balance                                 0                0                   0                 0             0

      Ending Cash Balance                        $           0 $              0       $           0     $           0   $         0
                                                --------------     ---------------   ----------------  --------------  -------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The June 30, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

NOTE 2 -   GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Item 2.           Management's Discussion and Analysis or Plan of Operation.
                  ---------------------------------------------------------

Plan of Operation.
-----------------

                  The Company has not engaged in any material operations in the last fiscal year or the period ending June 30, 2000. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
---------------------

     The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending June 30, 2000. For the quarter ending June 30, 2000 the company had a net loss of $3,224.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.
                  ------------------

                  None.

Item 2.           Changes in Securities.
                  ----------------------

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

                                                 ATLANTICA, INC.


                                           Date: 01/30/01
                                             By /S/ GREGORY AURRE
                                               Gregory Aurre, Jr., Director and
                                               President