Form 10QSB
period 2000-09-30
ATLANTICA INC
filed 2001-01-31
CIK 1062506

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                                 -------------

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

                                  September 30, 2000

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

                                               ATLANTICA, INC.
                                                BALANCE SHEETS
                                  September 30, 2000 and December 31, 1999

                                                                            9/30/00               12/31/99
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
                                                                        =================     =================

                                 ATLANTICA, INC.
                            STATEMENTS OF OPERATIONS
   For the Three and Nine Month Periods Ended September 30, 2000 and 1999 and
From Inception of Development Stage on January 1, 1997 through September 30, 2000


                                                Three Months       Three Months       Nine Months     Nine Months    From Inception
                                                   Ended               Ended             Ended           Ended          through
                                                  9/30/00             9/30/99           9/30/00         9/30/99         9/30/00
                                              -----------------   ----------------   --------------   -------------  --------------
                                                [Unaudited]         [Unaudited]        [Unaudited]    [Unaudited]     [Unaudited]
REVENUE
      Income                                $                0  $               0 $              0 $             0   $          0
                                              -----------------   ----------------   --------------   -------------  --------------
NET REVENUE                                                  0                  0                0               0              0
Operating Expenses
      General & Administrative Expenses                      0                470            8,105           2,679         72,079
      Interest Expenses                                      0                  0                0               0        106,200
                                              -----------------   ----------------   --------------   -------------  --------------
Total Operating Expenses                                     0                470            8,105           2,679        178,279

EXTRAORDINARY ITEMS
      Gain on debt forgiveness                               0                  0                0       1,352,900      1,362,900
Total Extraordinary Itmes                                    0                  0                0       1,352,900      1,362,900

                                              -----------------   ----------------   --------------   -------------  --------------
Net Income Before Taxes                     $                0  $         (13,275)$         (8,105)$     1,350,221      1,184,621
                                              =================   ================   ==============   =============  ==============

Income/Franchise taxes                                       0                                   0               0              0
Net loss                                                     0                  0           (8,105)      1,350,221      1,184,621

Loss Per Share                              $             0.00  $            0.00 $          (0.00)$          0.05
                                              =================   ================   ==============   =============

Weighted Average Shares Outstanding                 24,581,458         24,581,458       24,581,458      24,581,458
                                              =================   ================   ==============   =============


                                 ATLANTICA, INC.
                            STATEMENTS OF CASH FLOWS
   For the Three and Nine Month Periods Ended September 30, 2000 and 1999 and
From Inception of Development Stage on January 1, 1997 through September 30, 2000

                                                  Three Months       Three Months     Nine Months        Nine Months  From Inception
                                                      Ended             Ended            Ended              Ended        through
                                                     9/30/00           9/30/99           9/30/00           9/30/99       9/30/00
                                                  --------------    ---------------  ----------------  ---------------- ------------
                                                     [Unaudited]      [Unaudited]       [Unaudited]      [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------------
  Net Loss                                      $             0   $          (470) $          (8,105)$       1,350,221    1,184,621
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder             0               470              4,881                 0        7,286
    Extinguishment of Debt                                    0                 0                  0                 0    1,362,900
                                                  --------------    ---------------  ----------------  ---------------- ------------
  Changes in operating assets and liabilities:
     Increase in accrued interest                             0                 0                  0          (477,900)     106,200
     Increase in accounts payable                                                              3,224             2,076        7,967
    (Decrease in mortgage payable)                                                                            (885,000)           0
                                                  --------------    ---------------  ----------------  ---------------- ------------
      Net Cash Used For Operating Activities                  0                  0                 0           (10,603)     (56,826)
                                                  ==============    ===============  ================  ================ ------------

Cash Flows Provided by Financing Activities                   0                  0                 0            10,603       56,826
-------------------------------------------------

      Net Increase In Cash                                    0                  0                 0                 0            0

      Beginning Cash Balance                                  0                  0                 0                 0            0

      Ending Cash Balance                     $               0 $                0 $               0 $               0   $        0
                                                  --------------    ---------------  ----------------  ---------------- ------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The September 30, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Item 2.           Management's Discussion and Analysis or Plan of Operation.
                  ---------------------------------------------------------

Plan of Operation.
-----------------

     The Company has not engaged in any material operations in the last fiscal year or the period ending September 30, 2000. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
---------------------

     The Company discontinued its operations in approximately 1990. The Company received no revenue in the last fiscal year or the period ending September 30, 2000. It sustained no net income or losses for the period ending September 30, 2000.

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