Form 10KSB
period 2000-12-31
ATLANTICA INC
filed 2001-06-08
CIK 1062506

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                          Commission File No. 000-24379

                                 ATLANTICA, INC.
                 (Name of Small Business Issuer in its Charter)

            UTAH                                              43-0976463
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         236 East 36th STREET, SUITE 1E
                            NEW YORK, NEW YORK. 10016
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 684-0401


                                 ATLANTICA, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.0001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2000- $0.

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

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 2000
                                   24,581,458

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development
-------------------

     ATLANTICA, INC., (hereinafter the "Company") was incorporated under the laws of the State of Utah on March 3, 1938. The Company name at that time was RED HILLS MINING COMPANY.,and was formed for the purpose of mining. The Company went public, with its prospectus becoming effective on March 29, 1938. The securities were registered in The State of Utah, case #1161. The Company sold 500,000 shares at $0.025 cents per share.

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

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable

Item 2. Description of Property

     The Company has no property or assets; Its principal executive office address and telephone number are the office and telephone of the President and provided at no cost. There are no agreements, either expressed or implied regarding the office space provided. The Company is in a development stage and has no products or services.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 655.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

None, Not applicable;

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

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

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the year ended December 31, 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the year ended
          December 31, 2000

          Statements of Stockholders' Equity for the year ended December 31, 2000

          Statements of Cash Flows for the year ended
          December 31, 2000

          Notes to the Financial Statements

                                       ATLANTICA, INC.
                                (A Development Stage Company)

                                     FINANCIAL STATEMENTS

                                      December 31, 2000


                                       c O N T E N T S


Independent Auditors' Report............................................................... 3

Balance Sheet.............................................................................. 4

Statements of Operations................................................................... 5

Statements of Stockholders' Equity (Deficit)............................................... 6

Statements of Cash Flows................................................................... 7

Notes to the Financial Statements.......................................................... 8


                                 INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Atlantica, Inc.
(A Development Stage Company)
New York, New York


We have audited the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 1997 through December 31, 2000 in conformity with generally accepted accounting principles.

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


/S/HJ & ASSOCIATES
HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2001

                                       ATLANTICA, INC.
                                (A Development Stage Company)
                                        Balance Sheet


                                            ASSETS

                                                                                December 31,
                                                                                 2000

CURRENT ASSETS

  Cash                                                                        $       -

    Total Current Assets                                                              -

    TOTAL ASSETS                                                              $       -


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Accounts payable                                                            $          284
  Accounts payable - related party (Note 4)                                            8,110

    Total Current Liabilities                                                          8,394

    Total Liabilities                                                                  8,394

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,458 shares issued
   and outstanding                                                                     2,458
  Additional paid-in capital                                                          56,773
  Accumulated deficit prior to development stage                                  (1,256,700)
  Retained earnings from inception of development
   stage on January 1, 1997                                                        1,189,075

    Total Stockholders' Equity (Deficit)                                              (8,394)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                         $       -



          The accompanying notes are an integral part of these financial statements.




                                       ATLANTICA, INC.
                                (A Development Stage Company)
                                   Statements of Operations


                                                                                 From
                                                                              Inception of
                                                                               Development
                                                                               Stage on
                                                              For the           January 1,
                                                              Years Ended     1997 Through
                                                              December 31,      December 31,
                                                 2000           1999              2000

REVENUES                                     $        -       $       -       $       -

EXPENSES

  General and administrative                           3,651          14,756          67,625
  Interest expense                                    -               -              106,200

    Total Expenses                                     3,651          14,756         173,825

NET LOSS BEFORE EXTRAORDINARY
 ITEMS                                                (3,651)        (14,756)       (173,825)

EXTRAORDINARY INCOME

  Gain on extinguishment of debt (Note 2)             -            1,362,900       1,362,900

NET INCOME (LOSS)                            $        (3,651) $    1,348,144  $    1,189,075

BASIC INCOME (LOSS) PER SHARE

  Continuing operations                      $         (0.00) $        (0.00)
  Extraordinary income                                 (0.00)           0.05

    Basic Income (Loss) Per Share            $         (0.00) $         0.05

          The accompanying notes are an integral part of these financial statements.




                                       ATLANTICA, INC.
                                (A Development Stage Company)
                         Statements of Stockholders' Equity (Deficit)

                                                                Additional
                                                 Common Stock     Paid-In      Accumulated
                                    Shares         Amount        Capital        Deficit

Inception of development stage,
 January 1, 1997                        531,458  $           53 $          (53) $ (1,256,700)

Expenses paid on the
 Company's behalf                        -               -              39,957        -

Net loss for the year ended
 December 31, 1997                       -               -              -            (93,057)

Balance, December 31, 1997              531,458              53         39,904    (1,349,757)

March 1, 1998, liquidating
 dividend (Note 1a)                      -               -              -             -

March 13, 1998, common
 stock issued for services
 at $0.0001 per share                24,050,000           2,405         -             -

Expenses paid on the
 Company's behalf                        -               -               6,856        -

Net loss for the year ended
 December 31, 1998                       -               -              -            (62,361)

Balance, December 31, 1998           24,581,458           2,458         46,760    (1,412,118)

Expenses paid on the
 Company's behalf                        -               -              10,013        -

Net income for the year ended
 December 31, 1999                       -               -              -          1,348,144

Balance, December 31, 1999           24,581,458           2,458         56,773       (63,974)

Net loss for the year ended
 December 31, 2000                       -               -              -             (3,651)

Balance, December 31, 2000           24,581,458  $        2,458 $       56,773  $    (67,625)


          The accompanying notes are an integral part of these financial statements.




                                       ATLANTICA, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows


                                                                                 From
                                                                              Inception of
                                                                               Development
                                                                               Stage on
                                                              For the          January 1,
                                                              Years Ended      1997 Through
                                                              December 31,     December 31,
                                                2000            1999            2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                          $        (3,651) $    1,348,144  $    1,189,075
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Common stock issued for services                  -               -                2,405
    Extinguishment of debt                            -           (1,362,900)     (1,362,900)
  Changes in operating assets and liabilities:
    Increase in accounts payable and accounts
     payable - related party                           3,651           4,743           8,394
    Increase in accrued interest                      -               -              106,200

      Net Cash (Used) by Operating Activities         -              (10,013)        (56,826)

CASH FLOWS FROM INVESTING ACTIVITIES                  -                -              -

CASH FLOWS FROM FINANCING ACTIVITIES

  Capital contributed by shareholder                  -               10,013          56,826

      Net Cash Provided by Financing Activities       -               10,013          56,826

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 -               -               -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  -               -               -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $        -       $       -       $       -

CASH PAID FOR:

  Interest                                   $        -       $       -       $       -
  Taxes                                      $        -       $       -       $       -


          The accompanying notes are an integral part of these financial statements.




                                       ATLANTICA, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 2000 and 1999


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


                                       ATLANTICA, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 2000 and 1999


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

           e.  Income Taxes

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $173,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

           Deferred tax assets (liabilities) are comprised of the following:

                                                                       For the Years Ended
                                                                            December 31,
                                                                         2000           1999

           Income tax benefit at statutory rate                $       65,740  $       64,600
           Change in valuation allowance                              (65,740)        (64,600)

                                                               $       -       $       -

           The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                                               For the Years Ended
                                                                               December 31,
                                                                  2000           1999

           Income tax benefit at statutory rate                $        1,140  $        5,607
           Change in valuation allowance                               (1,140)         (5,607)

                                                               $       -       $       -

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986,  net  operating  loss   carryforwards  for  Federal  income  tax
          reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.




                                       ATLANTICA, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 2000 and 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           f.  Basic Income (Loss) Per Share

           The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                              For the Year Ended
                                                                              December 31, 2000
                                                Income          Shares         Per Share
                                               (Numerator)     (Denominator)    Amount

                                             $        (3,651)     24,581,458  $        (0.00)


                                                                              For the Year Ended
                                                                              December 31, 1999
                                                (Loss)          Shares         Per Share
                                               (Numerator)     (Denominator)    Amount

                                             $     1,348,144      24,581,458  $         0.05

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





                                       ATLANTICA, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 2000 and 1999


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

NOTE 4 -   RELATED PARTY TRANSACTIONS

          Expenses incurred by the Company for legal and filing fees were paid out-of-pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi-reorganization has been reflected on a retroactive basis.

          Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company's President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2000 were paid by certain related parties and recorded as loans to shareholders totaling $8,110 at December 31, 2000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



NAME ANG AGE            POSITION        FIRST ELECTED   DIRECTOR TERM

Gregory Aurre           President &     13-Mar-98       Until 2001
Age 51                  Director                        Shareholders Meeting

Gregory Aurre III       Secretary,      13-Mar-98       Until 2001
Age 27                  Treasurer &                     Shareholders Meeting
(Son of Gregory
Aurre)

Amerika Aurre           Director        13-Mar-98       Until 2001
Age 28                                                  Shareholders Meeting
(Daughter of
Gregory Aurre)



Business Experience.
--------------------

Gregory Aurre, Director and President

     Mr. Aurre is 52 years old and is an independent financial consultant. From 1990 to present he has acted as a financial consultant. From 1986 to 1990, Mr. Aurre was the President of Texas Coastal Exploration, Inc., a company involved in oil and gas exploration. From 1981 to 1986, Mr. Aurre was the President of United Petroleum Corporation, a company involved in oil and gas exploration. From 1970 to 1981, Mr. Aurre was the President of Aurre Management Co., Inc., a company involved in financial consulting.

Amerika Aurre, Director

     Ms. Aurre is 29 years old and the daughter of the President of the Company, Gregory Aurre. She has been employed in the fashion merchandising industry for seven years.

Gregory Aurre III, Director and Secretary-Treasurer

     Mr. Aurre is 28 years old and the son of the President of the Company, Gregory Aurre. He is a Licensed Securities Sales Person with an N.A.S.D. member firm.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

Amerika Aurre is the daughter of Gregory Aurre.

Gregory Aurre III is the son of Gregory Aurre. Gregory Aurre, Director and President.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3, Statement of Beneficial Ownership, have been filed with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3 on or about June 7, 2001.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Greg
Aurre,        12/31/00    0     0     0     0      0     0   0
President,    12/31/99    0     0     0     0      0     0   0
Director      12/31/98    0     0     0     0      0     0   0


Amerika
Aurre,        12/31/00    0     0     0     0      0     0   0
Vice Pres./   12/31/99    0     0     0     0      0     0   0
Director      12/31/98    0     0     0     0      0     0   0


Gregory       12/31/00    0     0     0     0      0     0   0
Aurre III,    12/31/99    0     0     0     0      0     0   0
Secretary     12/31/98    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of December 31, 2000, with the computations being based upon 25,000,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------

Gregory Aurre                 23,908,000                  97%



Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                            Number of             Percentage of

TITLE OF CLASS  NAME OF BENEFICIAL      AMOUNT & NATURE OF      PERCENT OF
                OWNER                   BENEFICIAL OWNERSHIP    CLASS
______________  __________________      ____________________    ____________

COMMON          GREGORY AURRE           23,908,000              97%

COMMON          AMERIKA AURRE           25,000                  .001%

COMMON          GREGORY AURRE III       25,000                  .001%

COMMON          OFFICERS & DIRECTORS    23,958,000              97%
                AS A GROUP


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

None, not applicable;

Exhibits
--------

None, not applicable

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATLANTICA, INC.



Date: 06/07/2001                       /S/ GREGORY AURRE
                                       Gregory Aurre
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ATLANTICA, INC.



Date: 06/07/2001                       /S/ GREGORY AURRE
                                       Gregory Aurre
                                       President and Director