Form 10QSB
period 2001-06-30
ATLANTICA INC
filed 2005-06-28
CIK 1062506

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                              March 31, 2005

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

               June 30, 2001 and December 31, 2000

                         ATLANTICA, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     June 30,   December 31,
                                                       2001          2000
                                                    (Unaudited)

CURRENT ASSETS

 Cash                                                $       -    $       -
                                                     ---------    ---------
  Total Current Assets                                       -            -
                                                     ---------    ---------
  TOTAL ASSETS                                       $       -    $       -
                                                     =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accounts payable                                    $   3,116    $     284
 Accounts payable - related party                        8,357        8,110
                                                     ---------    ---------
  Total Current Liabilities                             11,473        8,394
                                                     ---------    ---------
  Total Liabilities                                     11,473        8,394
                                                     ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,458 shares
  issued and outstanding                                 2,458        2,458
 Additional paid-in capital                             56,773       56,773
 Accumulated deficit prior to development stage     (1,256,700)  (1,256,700)
 Retained earnings from inception of development
   stage on January 1, 1997                          1,185,996    1,189,075
                                                     ---------    ---------
  Total Stockholders' Equity (Deficit)                 (11,473)      (8,394)
                                                     ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $       -    $       -
                                                     =========    =========

The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                      >From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                For the         For the            January 1,
                         Six Months Ended Three Months Ended      1997 Through
                                June 30,        June 30,            June 30,
                         2001        2000  2001        2000           2001

REVENUES               $      -  $     -  $    -   $      -     $       -

EXPENSES

 General and
  administrative          3,079    3,651   2,877      1,442        60,691
 Interest expense             -        -       -          -       106,200
                       --------  -------  ------   --------     ---------
  Total Expenses          3,079    3,651   2,877      1,442       166,891
                       --------  -------  ------   --------     ---------
NET LOSS BEFORE
 EXTRAORDINARY
 ITEMS                   (3,079)  (3,651) (2,877)    (1,442)     (166,891)
                       --------  -------  ------   --------     ---------
EXTRAORDINARY
 INCOME

 Gain on
  extinguishments
  of debt                     -        -       -          -     1,352,887
                       --------  -------  ------   --------    ----------
NET INCOME (LOSS)      $ (3,079) $(3,651)$(2,877)  $ (1,442)   $1,185,996
                       ========  =======  ======   ========    ==========
BASIC INCOME
 (LOSS) PER SHARE

 Continuing operations $  (0.00) $ (0.00) $(0.00)  $  (0.00)
 Extraordinary income      0.00     0.00    0.00       0.00
                       --------  -------  ------   --------
  Basic Income
   (Loss) Per Share    $  (0.00) $ (0.00) $(0.00)  $  (0.00)
                       ========  =======  ======   ========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         24,581,458 24,581,458 24,581,458 24,581,458



The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                 Common Stock           Paid-In    Accumulated
                                Shares    Amount        Capital      Deficit

Inception of development
stage, January 1, 1997         531,458   $    53       $    (53)  $(1,256,700)

Expenses paid on the
 Company's behalf                    -         -         39,957             -

Net loss for the year ended
 December 31, 1997                   -         -              -       (93,057)
                            ----------   -------       --------   -----------
Balance, December 31, 1997     531,458        53         39,904    (1,349,757)

March 13, 1998, common
 stock issued for services
 at $0.0001 per share       24,050,000     2,405              -             -

Expenses paid on the
 Company's behalf                    -         -          6,856             -

Net loss for the year
ended December 31, 1998              -         -              -       (62,361)
                            ----------   -------       --------   -----------
Balance, December 31, 1998  24,581,458     2,458         46,760    (1,412,118)

Expenses paid on the
 Company's behalf                    -         -         10,013             -

Net income for the year
ended December 31, 1999              -         -              -     1,348,144
                            ----------   -------       --------   -----------
Balance, December 31, 1999  24,581,458     2,458         56,773       (63,974)

Net loss for the year
ended December 31, 2000              -         -              -        (3,651)
                            ----------   -------       --------   -----------
Balance, December 31, 2000  24,581,458     2,458         56,773       (67,625)

Net loss for the six months
ended June 30, 2001
(unaudited)                          -         -              -        (3,079)
                            ----------   -------       --------   -----------
Balance, March 31, 2001
(unaudited)                 24,581,458     2,458         56,773       (70,704)


Accumulated deficit prior to development stage                    $(1,256,700)
Retained earnings from inception of development stage             $ 1,189,996
                                                                  -----------
Accumulated deficit                                               $   (70,704)
                                                                  ===========
The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                                                                    From
                                                               Inception of
                                                                Development
                                                                  Stage on
                                           For the                January 1,
                                       Six Months Ended         1997 Through
                                            June 30               June 30,
                                        2001       2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                   $ (3,079) $ (3,651)       $ 1,185,996
 Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Common stock issued for services          -         -              2,405
  Extinguishment of debt                    -         -         (1,352,887)
 Changes in operating assets and
 liabilities:
  Increase (decrease) in accounts
  payable and accounts payable -
  related party                         3,079     3,651              1,460
  Increase in accrued interest              -         -            106,200
                                      -------  --------        -----------
   Net Cash Used by Operating
   Activities                               -         -            (56,826)
                                      -------  --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES        -         -                  -
                                      -------  --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributed by shareholder         -         -             56,826
                                      -------  --------        -----------
   Net Cash Provided by Financing
    Activities                              -         -             56,826
                                      -------  --------        -----------
NET INCREASE (DECREASE) IN CASH             -         -                  -
                                      -------  --------        -----------
CASH AT BEGINNING OF PERIOD                 -         -                  -
                                      -------  --------        -----------
CASH AT END OF PERIOD                 $     -  $      -        $         -
                                      =======  ========        ===========
CASH PAID FOR:

 Interest                             $     -  $      -        $         -
 Taxes                                $     -  $      -        $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services     $     -  $      -        $     2,405

The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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