Form 10QSB
period 2002-03-31
ATLANTICA INC
filed 2005-06-28
CIK 1062506

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

              March 31, 2002 and December 31, 2001

                         ATLANTICA, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31,   December 31,
                                                       2002          2001
                                                    (Unaudited)

CURRENT ASSETS

 Cash                                                $       -    $       -
                                                     ---------    ---------
  Total Current Assets                                       -            -
                                                     ---------    ---------
  TOTAL ASSETS                                       $       -    $       -
                                                     =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accounts payable                                    $   3,689    $   3,689
 Accrued expenses                                        1,619        1,450
 Accounts payable - related party                        8,438        8,438
                                                     ---------    ---------
  Total Current Liabilities                             13,746       13,577
                                                     ---------    ---------
  Total Liabilities                                     13,746       13,577
                                                     ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 25,000,000 shares authorized
   of $0.0001 par value, 24,581,458 shares
  issued and outstanding                                 2,458        2,458
 Additional paid-in capital                             56,773       56,773
 Accumulated deficit prior to development stage     (1,256,700)  (1,256,700)
 Retained earnings from inception of development
   stage on January 1, 1997                          1,183,723    1,183,892
                                                     ---------    ---------
  Total Stockholders' Equity (Deficit)                 (13,746)     (13,577)
                                                     ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $       -    $       -
                                                     =========    =========

The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                      >From

                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                      Three Months Ended         1997 Through
                                           March 31                 March 31,
                                        2002       2001                2002

REVENUES                             $       -   $       -       $        -

EXPENSES

 General and administrative                  -         202           62,133
 Interest expense                          169           -          107,031
                                      --------    --------       ----------
  Total Expenses                           169         202          169,164
                                      --------    --------       ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS       (169)       (202)        (169,164)
                                      --------    --------       ----------
EXTRAORDINARY INCOME

 Gain on extinguishment of debt              -           -        1,352,887
                                      --------    --------       ----------
NET INCOME (LOSS)                     $   (169)   $   (202)      $1,183,723
                                      ========    ========       ==========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations                $  (0.00)   $  (0.00)
 Extraordinary income                     0.00        0.00
                                      --------    --------
  Basic Income (Loss) Per Share       $  (0.00)   $  (0.00)
                                      ========    ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 24,581,458  24,581,458
                                    ==========  ==========


The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                                                                    From
                                                               Inception of
                                                                Development
                                                                  Stage on
                                           For the                January 1,
                                     Three Months Ended         1997 Through
                                           March 31               March 31,
                                        2002       2001             2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                   $   (169) $   (202)       $ 1,183,723
 Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Common stock issued for services          -         -              2,405
  Extinguishment of debt                    -         -         (1,352,887)
 Changes in operating assets and
 liabilities:
  Increase (decrease) in accounts
  payable and accounts payable -
  related party                             -       202              2,114
  Increase in accrued interest            169         -            107,819
                                      -------  --------        -----------
   Net Cash Used by Operating
   Activities                               -         -            (56,826)
                                      -------  --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES        -         -                  -
                                      -------  --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributed by shareholder         -         -             56,826
                                      -------  --------        -----------
   Net Cash Provided by Financing
    Activities                              -         -             56,826
                                      -------  --------        -----------
NET INCREASE (DECREASE) IN CASH             -         -                  -
                                      -------  --------        -----------
CASH AT BEGINNING OF PERIOD                 -         -                  -
                                      -------  --------        -----------
CASH AT END OF PERIOD                 $     -  $      -        $         -
                                      =======  ========        ===========
CASH PAID FOR:

 Interest                             $     -  $      -        $         -
 Taxes                                $     -  $      -        $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services     $     -  $      -        $     2,405

The accompanying notes are an integral part of these financial statements.

                        ATLANTICA, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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