Form 10KSB
period 2002-12-31
ATLANTICA INC
filed 2005-06-28
CIK 1062506

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2002 - None.

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

Copy of our Bylaws were attached to our Annual Report on Form 10KSB for the year ended December 31, 2001, and are incorporated herein by reference. See
Part III, Item 13.

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

While disputing the application of the Wulff letter to the securities of the Company that are owned by Duane S. Jenson, Travis T. Jenson, Thomas J. Howells and Leonard W. Burningham, collectively amounting to 23,908,683 shares or approximately 97.3% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Messrs. Jenson, Howells and Burningham with us were attached to our Annual Report on Form 10KSB for the year ended December 31, 2001, and are incorporated herein by reference. See Part III, Item 13.

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

                           Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($6,666), for the year ended December 31, 2002, and ($5,183) for the year ended December 31, 2001. Cumulative income totaled $1,177,226 since our gain on extinguishment of debt. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During calendar 2002, expenses were paid by a principal stockholder in the amount of $5,912; and during calendar 2001, additional expenses by a principal stockholder totaled $3,733. This aggregate amount of $12,377 outstanding as of December 31, 2002, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.
------------------------------

                         ATLANTICA, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2002

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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and from inception of the development stage of January 1, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from inception of the development stage of January 1, 1997 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2005

                         ATLANTICA, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                             December 31,
                                                                 2002

CURRENT ASSETS

 Cash                                                          $          -
                                                               ------------
  Total Current Assets                                                    -
                                                               ------------
  TOTAL ASSETS                                                 $          -
                                                               ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accounts payable                                              $      5,662
 Accounts payable - related party                                    12,377
 Accrued expenses                                                     2,204
                                                               ------------
  Total Current Liabilities                                          20,243
                                                               ------------
  Total Liabilities                                                  20,243
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 25,000,000 shares authorized
  of $0.0001 par value, 24,581,458 shares issued
  and outstanding                                                     2,458
 Additional paid-in capital                                          56,773
 Accumulated deficit prior to development stage                  (1,256,700)
 Retained earnings from inception of development
 stage on January 1, 1997                                         1,177,226
                                                                -----------
  Total Stockholders' Equity (Deficit)                              (20,243)
                                                                -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $         -
                                                                ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2002         2001              2002

REVENUES                             $        -   $       -      $       -

EXPENSES

 General and administrative               5,912       4,521         68,045
 Interest expense                           754         662        107,616
                                     ----------   ---------      ---------
  Total Expenses                          6,666       5,183        175,661
                                     ----------   ---------      ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS      (6,666)     (5,183)      (175,661)

EXTRAORDINARY INCOME

 Gain on extinguishment of debt (Note 2)      -           -      1,352,887
                                     ----------   ---------     ----------
NET INCOME (LOSS)                    $   (6,666)  $  (5,183)    $1,177,226
                                     ==========   =========     ==========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations               $    (0.00)  $   (0.00)
 Extraordinary income                     (0.00)      (0.00)
                                     ----------   ---------
  Basic Income (Loss) Per Share      $    (0.00)  $   (0.00)
                                     ==========   =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  24,581,458  24,581,458
                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                 Common Stock           Paid-In    Accumulated
                                Shares    Amount        Capital      Deficit

Inception of development
stage, January 1, 1997         531,458   $    53       $    (53)  $(1,256,700)

Expenses paid on the
 Company's behalf                    -         -         39,957             -

Net loss for the year ended
 December 31, 1997                   -         -              -       (93,057)
                            ----------   -------       --------   -----------
Balance, December 31, 1997     531,458        53         39,904    (1,349,757)

March 13, 1998, common
 stock issued for services
 at $0.0001 per share       24,050,000     2,405              -             -

Expenses paid on the
 Company's behalf                    -         -          6,856             -

Net loss for the year
ended December 31, 1998              -         -              -       (62,361)
                            ----------   -------       --------   -----------
Balance, December 31, 1998  24,581,458     2,458         46,760    (1,412,118)

Expenses paid on the
 Company's behalf                    -         -         10,013             -

Net income for the year
ended December 31, 1999              -         -              -     1,348,144
                            ----------   -------       --------   -----------
Balance, December 31, 1999  24,581,458     2,458         56,773       (63,974)

Net loss for the year
ended December 31, 2000              -         -              -        (3,651)
                            ----------   -------       --------   -----------
Balance, December 31, 2000  24,581,458     2,458         56,773       (67,625)

Net loss for the year
ended December 31, 2001              -         -              -        (5,183)
                            ----------   -------       --------   -----------
Balance, December 31, 2001  24,581,458     2,458         56,773       (72,808)

Net loss for the year
ended December 31, 2002              -         -              -        (6,666)
                            ----------   -------       --------   -----------
Balance, December 31, 2002  24,581,458   $ 2,458       $ 56,773   $   (79,474)
                            ==========   =======       ========   ===========
Accumulated deficit prior to development stage                    $(1,256,700)
Retained earnings from inception of development stage             $ 1,177,226
                                                                  -----------
Accumulated deficit                                               $   (79,474)
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2002         2001              2002

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                  $  (6,666)  $ (5,183)      $  1,177,226
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
  Common stock issued for services          -          -              2,405
  Extinguishment of debt                    -          -         (1,352,887)
 Changes in operating assets and
 liabilities:
  Increase in accounts payable and
  accounts payable - related party      5,912      3,733              8,026
  Increase in accrued expenses            754      1,450            108,404
                                    ---------   --------       ------------
   Net Cash Used by Operating
   Activities                               -          -            (56,826)
                                    ---------   --------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES        -          -                  -
                                    ---------   --------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributed by shareholder         -          -             56,826
                                    ---------   --------       ------------
   Net Cash Provided by Financing
    Activities                              -          -             56,826
                                    ---------   --------       ------------
NET INCREASE (DECREASE) IN CASH             -          -                  -
                                    ---------   --------       ------------
CASH AT BEGINNING OF PERIOD                 -          -                  -
                                    ---------   --------       ------------
CASH AT END OF PERIOD               $       -   $      -       $          -
                                    =========   ========       ============

CASH PAID FOR:

 Interest                           $       -   $      -       $          -
 Taxes                              $       -   $      -       $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services   $       -   $      -       $      2,405

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Atlantica, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

     c.  Estimates

     The preparations of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

NOTE 1 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

     d. Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

     e.  Income Taxes

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement and income tax purposes.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in the future.

     f.  Basic Income (Loss) Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.


                                           For the Year Ended
                                            December 31, 2002

                                    Income          Shares      Per Share
                                  (Numerator)   (Denominator)     Amount

                                    $(6,666)      24,581,458    $  (0.00)


                                           For the Year Ended
                                            December 31, 2001

                                    (Loss)          Shares      Per Share
                                  (Numerator)   (Denominator)     Amount

                                    $(5,183)      24,581,458    $  (0.00)

       g. Revenue Recognition Policy

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

       h. Recent Accounting Pronouncements

       SFAS No. 143   On August 16, 2001, the FASB issued SFAS No. 143,
       "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. it requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       h. Recent Accounting Pronouncements (Continued)

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

       The adoption of this statement had no material impact on the Company's financial statements.

       SFAS No. 145   In April of 2002, the FASB issued SFAS No. 145,
       "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for financial statements issued on or after May 15, 2002. This pronouncement corrects prior pronouncements regarding the extinguishment of debt, mandating that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

       The Company expects this new accounting pronouncement to have little effect on its financial statements. While gain on the extinguishment of debt has appeared in past financial statements, the current scope of business and limited activity occurring at present indicate that such a gain will not be a likely occurrence.

       i. Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2002 and 2001 was $0 and $0, respectively.

NOTE 2 - INCOME TAXES

       Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

NOTE 2 - INCOME TAXES (Continued)

       Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                               2002           2001

       Deferred tax assets:
          NOL Carryover                    $    32,000     $  26,753

       Deferred tax liabilities:                     -             -
                                           ___________     _________
       Valuation allowance                     (32,000)      (26,753)
                                           ___________     _________
       Net deferred tax asset              $         -     $       -
                                           ===========     =========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                               2002            2001


       Book Income                         $    (2,560)    $  (1,970)
       Other                                       (40)            -
       Valuation allowance                       2,600         1,970
                                           -----------     ---------
                                           $         -     $       -
                                           ===========     =========

       At December 31, 2002, the Company had net operating loss carryforwards of approximately $82,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 3 -  GAIN ON EXTINGUISHMENT OF DEBT

       In 1990, the Company signed as a guarantor of a mortgage. The primary mortgager has defaulted on the loan so the Company has recorded the liability on its books.

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

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

NOTE 3 - GAIN ON EXTINGUISHMENT OF DEBT (Continued)

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

NOTE 4 -  COMMON STOCK

       On March 13, 1998, the Company approved a 20-to-1 reverse stock split. After the split, the Company had authorized 25,000,000 shares and changed the par value from $0.01 to $0.0001. On this same date, 24,050,000 shares were issued to the directors of the Company for services rendered, valued at $0.0001 per share. The stock split is reflected on a retroactive basis.

NOTE 5 -  RELATED PARTY TRANSACTIONS

       Expenses incurred by the Company for legal and filing fees were paid out-of-pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi-reorganization has been reflected on a retroactive basis.

       Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company's President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2002, 2001 and 2000 were paid by certain related parties and recorded as accounts payable to related parties totaling $12,377 at December 31, 2002.

NOTE 6 -  GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs. The Company is seeking the acquisition of, or merger with, an existing operating company. Currently, management has committed to covering all operating and other costs until sufficient revenues are generated.

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

Code of Ethics.
---------------

We have adopted a Code of Ethics that was attached as Exhibit 14 to our Annual Report on Form 10KSB for the year ended December 31, 2001, and are incorporated herein by reference. See Part III, Item 13.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          None.

Exhibits
Number
------
          (i)

31.1      Certification of Thomas J. Howells

31.2      Certification of Travis T. Jenson

32        906 Certification.

          (ii)

          10-SB Registration Statement, as amended - Part I*

          10-KSB Annual Report for the year ended December 31, 2001.*

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