Form 10KSB
period 2003-12-31
ATLANTICA INC
filed 2005-06-28
CIK 1062506

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2003 - None.

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

Copy of our Bylaws were attached to our Annual Report on Form 10KSB for the year ended December 31, 2001 and are incorporated herein by reference. See
Part III, Item 13.

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

While disputing the application of the Wulff letter to the securities of the Company that are owned by Duane S. Jenson, Travis T. Jenson, Thomas J. Howells and Leonard W. Burningham, collectively amounting to 23,908,683 shares or approximately 97.3% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Messrs. Jenson, Howells and Burningham with us were attached to our Annual Report on Form 10KSB for the year ended December 31, 2001 and are incorporated herein by reference. See Part III, Item 13.

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

                           Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($2,788), for the year ended December 31, 2003, and ($6,666) for the year ended December 31, 2002. Cumulative income totaled $1,174,438 since our gain on extinguishment of debt. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During calendar 2003, expenses were paid by a principal stockholder in the amount of $1,355; and during calendar 2002, additional expenses by a principal stockholder totaled $5,912. This aggregate amount of $9,381 outstanding as of December 31, 2003, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.
------------------------------

                         ATLANTICA, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2003

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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002, and from inception of the development stage of January 1, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and from inception of the development stage of January 1, 1997 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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




/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2005

                         ATLANTICA, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                             December 31,
                                                                 2003

CURRENT ASSETS

 Cash                                                          $          -
                                                               ------------
  Total Current Assets                                                    -
                                                               ------------
  TOTAL ASSETS                                                 $          -
                                                               ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accounts payable                                              $      1,476
 Accounts payable - related party                                    17,918
 Accrued expenses                                                     3,637
                                                               ------------
  Total Current Liabilities                                          23,031
                                                               ------------
  Total Liabilities                                                  23,031
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 25,000,000 shares authorized
  of $0.0001 par value, 24,581,458 shares issued
  and outstanding                                                     2,458
 Additional paid-in capital                                          56,773
 Accumulated deficit prior to development stage                  (1,256,700)
 Retained earnings from inception of development
 stage on January 1, 1997                                         1,174,438
                                                                -----------
  Total Stockholders' Equity (Deficit)                              (23,031)
                                                                -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $         -
                                                                ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2003         2002              2003

REVENUES                             $        -   $       -      $       -

EXPENSES

 General and administrative               1,355       5,912         69,400
 Interest expense                         1,433         754        109,049
                                     ----------   ---------      ---------
  Total Expenses                          2,788       6,666        178,449
                                     ----------   ---------      ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS      (2,788)     (6,666)      (178,449)

EXTRAORDINARY INCOME

 Gain on extinguishment of debt (Note 3)      -           -      1,352,887
                                     ----------   ---------     ----------
NET INCOME (LOSS)                    $   (2,788)  $  (6,666)    $1,174,438
                                     ==========   =========     ==========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations               $    (0.00)  $   (0.00)
 Extraordinary income                     (0.00)      (0.00)
                                     ----------   ---------
  Basic Income (Loss) Per Share      $    (0.00)  $   (0.00)
                                     ==========   =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  24,581,458  24,581,458
                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                 Common Stock           Paid-In    Accumulated
                                Shares    Amount        Capital      Deficit

Inception of development
stage, January 1, 1997         531,458   $    53       $    (53)  $(1,256,700)

Expenses paid on the
 Company's behalf                    -         -         39,957             -

Net loss for the year ended
 December 31, 1997                   -         -              -       (93,057)
                            ----------   -------       --------   -----------
Balance, December 31, 1997     531,458        53         39,904    (1,349,757)

March 13, 1998, common
 stock issued for services
 at $0.0001 per share       24,050,000     2,405              -             -

Expenses paid on the
 Company's behalf                    -         -          6,856             -

Net loss for the year
ended December 31, 1998              -         -              -       (62,361)
                            ----------   -------       --------   -----------
Balance, December 31, 1998  24,581,458     2,458         46,760    (1,412,118)

Expenses paid on the
 Company's behalf                    -         -         10,013             -

Net income for the year
ended December 31, 1999              -         -              -     1,348,144
                            ----------   -------       --------   -----------
Balance, December 31, 1999  24,581,458     2,458         56,773       (63,974)

Net loss for the year
ended December 31, 2000              -         -              -        (3,651)
                            ----------   -------       --------   -----------
Balance, December 31, 2000  24,581,458     2,458         56,773       (67,625)

Net loss for the year
ended December 31, 2001              -         -              -        (5,183)
                            ----------   -------       --------   -----------
Balance, December 31, 2001  24,581,458     2,458         56,773       (72,808)

Net loss for the year
ended December 31, 2002              -         -              -        (6,666)
                            ----------   -------       --------   -----------
Balance, December 31, 2002  24,581,458     2,458         56,773       (79,474)

Net loss for the year
ended December 31, 2003              -         -              -        (2,788)
                            ----------   -------       --------   -----------
Balance, December 31, 2003  24,581,458     2,458         56,773       (82,262)
                            ==========   =======       ========   ===========
Accumulated deficit prior to development stage                    $(1,256,700)
Retained earnings from inception of development stage             $ 1,174,438
                                                                  -----------
Accumulated deficit                                               $   (82,262)
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2003         2002              2003

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                  $  (2,788)  $ (6,666)      $  1,174,438
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
  Common stock issued for services          -          -              2,405
  Extinguishment of debt                    -          -         (1,352,887)
 Changes in operating assets and
 liabilities:
  Increase in accounts payable and
  accounts payable - related party      1,355      5,912              9,381
  Increase in accrued expenses          1,433        754            109,837
                                    ---------   --------       ------------
   Net Cash Used by Operating
   Activities                               -          -            (56,826)
                                    ---------   --------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES        -          -                  -
                                    ---------   --------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributed by shareholder         -          -             56,826
                                    ---------   --------       ------------
   Net Cash Provided by Financing
    Activities                              -          -             56,826
                                    ---------   --------       ------------
NET INCREASE (DECREASE) IN CASH             -          -                  -
                                    ---------   --------       ------------
CASH AT BEGINNING OF PERIOD                 -          -                  -
                                    ---------   --------       ------------
CASH AT END OF PERIOD               $       -   $      -       $          -
                                    =========   ========       ============

CASH PAID FOR:

 Interest                           $       -   $      -       $          -
 Taxes                              $       -   $      -       $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services   $       -   $      -       $      2,405

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003

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

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003

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

                                        For the Year Ended
                                        December 31, 2003
                                    Income         Shares    Per Share
                                  (Numerator)  (Denominator)   Amount

                                  $  (2,788)    24,581,458  $    (0.00)
                                  =========     ==========  ==========

                                        For the Year Ended
                                        December 31, 2002
                                    Income         Shares    Per Share
                                  (Numerator)  (Denominator)   Amount

                                  $  (6,666)    24,581,458  $    (0.00)
                                  =========     ==========  ==========

        g. Revenue Recognition Policy

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

       h.  Recent Accounting Pronouncements
       SFAS No. 150   SFAS No. 150, Accounting for Certain Financial
       Instruments with Characteristics of both Liability and Equity, was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's Financial Statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003

NOTE 1 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

       i.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2003 and 2002 was $0 and $0, respectively.

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

       Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                    2003        2002


       Deferred tax assets:
          NOL Carryover                         $    33,090 $   32,000

       Deferred tax liabilities:                          -          -

       Valuation allowance                          (33,090)   (32,000)
                                                ----------- ----------
       Net deferred tax asset                   $         - $        -
                                                =========== ==========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                    2003         2002


       Book Income                              $    (1,050)$   (2,560)
       Other                                            (40)       (40)
       Valuation allowance                            1,090      2,600
                                                ----------- ----------
                                                $         - $        -
                                                =========== ==========

       At December 31, 2003, the Company had net operating loss carryforwards of approximately $84,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003

NOTE 2 -  INCOME TAXES (Continued)

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

       Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company's President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $17,918 at December 31, 2003.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003

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

Code of Ethics.
---------------

We have adopted a Code of Ethics that was attached as Exhibit 14 to our Annual Report on Form 10KSB for the year ended December 31, 2001, and is incorporated herein by reference. See Part III, Item 13.

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