Form 10KSB
period 2004-12-31
ATLANTICA INC
filed 2005-06-28
CIK 1062506

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2004 - None.

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

On March 13, 1998, we increased our authorized capital from 15,000,000 shares of $.01 par value to 25,000,000 shares of $0.0001 par value common stock; and we authorized a reverse split of one share for every 20 shares. We also authorized the issuance of 24,000,000 shares to Gregory Aurre, President and a director, for services rendered and expenses paid. The Board also issued 25,000 shares each to Amerika Aurre, Vice President and a director and Gregory Aurre III, Secretary and a director, for services rendered. We also adopted new Bylaws us.

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

Copy of our Bylaws were attached to our Annual Report for the year ended December 31, 2001, and are incorporated herein by reference. See Part III,
Item 13.

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

                            Number of Employees

None.

Item 2.  Description of Property.
---------------------------------

Our Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of Duane S. Jenson, who is a shareholder, our President and a director, and are provided at no cost.

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

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

There has never been any "established trading market" for shares of common stock of our Company since 1974. Our Company was listed in the "Pink Sheets." No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption "Recent Sales of Unregistered Securities," of this Item, below.

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

While disputing the application of the Wulff letter to the securities of the Company that are owned by Duane S. Jenson, Travis T. Jenson, Thomas J. Howells and Leonard W. Burningham, collectively amounting to 23,908,683 shares or approximately 97.3% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Messrs. Jenson, Howells and Burningham with us were attached to our Annual Report for the year ended December 31, 2001, and are incorporated herein by reference. See Part III, Item 13.

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

                           Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($1,987), for the year ended December 31, 2004, and ($2,788) for the year ended December 31, 2003. Cumulative income totaled $1,172,451 since our gain on extinguishment of debt. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During calendar 2004, expenses were paid by a principal stockholder in the amount of $512; and during calendar 2003, additional expenses by a principal stockholder totaled $1,355. This aggregate amount of $18,430 outstanding as of December 31, 2004, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.
------------------------------

                         ATLANTICA, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2004

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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Atlantica, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003, and from inception of the development stage of January 1, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and from inception of the development stage of January 1, 1997 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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




/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2005

                         ATLANTICA, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                             December 31,
                                                                 2004

CURRENT ASSETS

 Cash                                                          $          -
                                                               ------------
  Total Current Assets                                                    -
                                                               ------------
  TOTAL ASSETS                                                 $          -
                                                               ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accounts payable                                              $      1,476
 Accounts payable - related party                                    18,430
 Accrued expenses                                                     5,112
                                                               ------------
  Total Current Liabilities                                          25,018
                                                               ------------
  Total Liabilities                                                  25,018
                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 25,000,000 shares authorized
  of $0.0001 par value, 24,581,458 shares issued
  and outstanding                                                     2,458
 Additional paid-in capital                                          56,773
 Accumulated deficit prior to development stage                  (1,256,700)
 Retained earnings from inception of development
 stage on January 1, 1997                                         1,172,451
                                                                -----------
  Total Stockholders' Equity (Deficit)                              (25,018)
                                                                -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $         -
                                                                ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2004         2003              2004

REVENUES                             $        -   $       -      $       -

EXPENSES

 General and administrative                 513       1,355         69,913
 Interest expense                         1,474       1,433        110,523
                                     ----------   ---------      ---------
  Total Expenses                          1,987       2,788        180,436
                                     ----------   ---------      ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS      (1,987)     (2,788)      (180,436)

EXTRAORDINARY INCOME

 Gain on extinguishment of debt (Note 3)      -           -      1,352,887
                                     ----------   ---------     ----------
NET INCOME (LOSS)                    $   (1,987)  $  (2,788)    $1,172,451
                                     ==========   =========     ==========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations               $    (0.00)  $   (0.00)
 Extraordinary income                     (0.00)      (0.00)
                                     ----------   ---------
  Basic Income (Loss) Per Share      $    (0.00)  $   (0.00)
                                     ==========   =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  24,581,458  24,581,458
                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                 Common Stock           Paid-In    Accumulated
                                Shares    Amount        Capital      Deficit

Inception of development
stage, January 1, 1997         531,458   $    53       $    (53)  $(1,256,700)

Expenses paid on the
 Company's behalf                    -         -         39,957             -

Net loss for the year ended
 December 31, 1997                   -         -              -       (93,057)
                            ----------   -------       --------   -----------
Balance, December 31, 1997     531,458        53         39,904    (1,349,757)

March 13, 1998, common
 stock issued for services
 at $0.0001 per share       24,050,000     2,405              -             -

Expenses paid on the
 Company's behalf                    -         -          6,856             -

Net loss for the year
ended December 31, 1998              -         -              -       (62,361)
                            ----------   -------       --------   -----------
Balance, December 31, 1998  24,581,458     2,458         46,760    (1,412,118)

Expenses paid on the
 Company's behalf                    -         -         10,013             -

Net income for the year
ended December 31, 1999              -         -              -     1,348,144
                            ----------   -------       --------   -----------
Balance, December 31, 1999  24,581,458     2,458         56,773       (63,974)

Net loss for the year
ended December 31, 2000              -         -              -        (3,651)
                            ----------   -------       --------   -----------
Balance, December 31, 2000  24,581,458     2,458         56,773       (67,625)

Net loss for the year
ended December 31, 2001              -         -              -        (5,183)
                            ----------   -------       --------   -----------
Balance, December 31, 2001  24,581,458     2,458         56,773       (72,808)

Net loss for the year
ended December 31, 2002              -         -              -        (6,666)
                            ----------   -------       --------   -----------
Balance, December 31, 2002  24,581,458     2,458         56,773       (79,474)

Net loss for the year
ended December 31, 2003              -         -              -        (2,788)
                            ----------   -------       --------   -----------
Balance, December 31, 2003  24,581,458     2,458         56,773       (82,262)

Net loss for the year
ended December 31, 2004              -         -              -        (1,987)
                            ----------   -------       --------   -----------
Balance, December 31, 2004  24,581,458   $ 2,458       $ 56,773   $   (84,249)
                            ==========   =======       ========   ===========
Accumulated deficit prior to development stage                    $(1,256,700)
Retained earnings from inception of development stage             $ 1,172,451
                                                                  -----------
Accumulated deficit                                               $   (84,249)
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                    From
                                                                Inception of
                                                                 Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                         December 31,            December 31,
                                      2004         2003              2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                  $  (1,987)  $ (2,788)      $  1,172,451
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
  Common stock issued for services          -          -              2,405
  Extinguishment of debt                    -          -         (1,352,887)
 Changes in operating assets and
 liabilities:
  Increase in accounts payable and
  accounts payable - related party        512      1,355              9,893
  Increase in accrued expenses          1,475      1,433            111,312
                                    ---------   --------       ------------
   Net Cash Used by Operating
   Activities                               -          -            (56,826)
                                    ---------   --------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES        -          -                  -
                                    ---------   --------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Capital contributed by shareholder         -          -             56,826
                                    ---------   --------       ------------
   Net Cash Provided by Financing
    Activities                              -          -             56,826
                                    ---------   --------       ------------
NET INCREASE (DECREASE) IN CASH             -          -                  -
                                    ---------   --------       ------------
CASH AT BEGINNING OF PERIOD                 -          -                  -
                                    ---------   --------       ------------
CASH AT END OF PERIOD               $       -   $      -       $          -
                                    =========   ========       ============

CASH PAID FOR:

 Interest                           $       -   $      -       $          -
 Taxes                              $       -   $      -       $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services   $       -   $      -       $      2,405

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004

NOTE 1 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004

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

                                  For the Year Ended
                                  December 31, 2004
                        Income         Shares     Per Share
                     (Numerator)   (Denominator)   Amount

                    $    (1,987)    24,581,458   $    (0.00)
                    ===========     ==========   ==========

                                  For the Year Ended
                                  December 31, 2003
                        Income         Shares     Per Share
                     (Numerator)   (Denominator)   Amount

                    $    (2,788)    24,581,458   $    (0.00)
                    ===========     ==========   ==========

g.     Revenue Recognition Policy

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

h. Recent Accounting Pronouncements

SFAS No. 153   In December 2004, the FASB issued SFAS Statement No. 153,
"Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Recent Accounting Pronouncements (continued)

FAS No. 123R   In December 2004, the FASB issued FASB Statement No. 123R,
"Share-Based Payment, an Amendment of FASB Statement No. 123". FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal year 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

EITF Issue No. 03-01   In March 2004, the Emerging Issues Task Force (EITF)
reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

i.     Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2004 and 2003 was $0 and $0, respectively.

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

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004

NOTE 2 -                       INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:
                                                    2004             2003

       Deferred tax assets:
          NOL Carryover                         $    33,900       $  33,090

       Deferred tax liabilities:                          -               -

       Valuation allowance                          (33,900)        (33,090)
                                                -----------       ---------
       Net deferred tax asset                   $         -       $       -
                                                ===========       =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                    2004             2003


       Book Income                              $      (770)      $  (1,050)
       Other                                            (40)            (40)
       Valuation allowance                              810           1,090
                                                -----------       ---------
                                                $         -       $       -
                                                ===========       =========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $87,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                         ATLANTICA, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004

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

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company's President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $18,430 at December 31, 2004.

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

Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Duane S. Jenson       President       11/30/04         *
                      Director        11/30/04         *

Terry Jenson          Vice President, 10/30/02         *
                      Director        10/30/02         *

Shelley Goff          Secretary       11/30/04         *
                      Director        11/30/04         *

Thomas J. Howells     President,      10/30/02     11/30/04
                      Director        10/30/02     11/30/04

Travis T. Jenson      Secretary       10/30/02     11/30/04
                      Director        10/30/02     11/30/04

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

                            Business Experience

Duane S. Jenson, President and director, is 60 years of age. Mr. Jenson received his B.S. and M.B.A. from the University of Utah and has been the owner and CEO of Jenson Services, Inc., a Utah corporation since its inception in 1981. Jenson Services is a financial consulting firm. From 1973 to 1981 Mr. Jenson was a construction contractor.

Terry Jenson, Vice President and director, is 55 years of age. Ms. Jenson graduated Cum Laude from the University of Utah in 1976 with a B.S. in Nursing. From 1984 to 2000, Ms. Jenson was employed at Primary Children's Medical Center as the Chief Flight Nurse and staff nurse for the Neonatal Life Flight unit. Since 2000, Ms. Jenson has been retired.

Shelley Goff, Secretary and director, is 44 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Mr. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Family Relationships.
---------------------

Terry Jenson is the wife of Duane S. Jenson.

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

Code of Ethics.
---------------

We have adopted a Code of Ethics that was attached as Exhibit 14 to our Annual Report for the year ended December 31, 2001. See Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Duane S.  12/31/04     0     0        0         0      0         0       0
Jenson
President,
Director

Terry     12/31/04     0     0        0         0      0         0       0
Jenson    12/31/03     0     0        0         0      0         0       0
Vice Pres,12/31/02     0     0        0         0      0         0       0
Director

Shelley   12/31/04     0     0        0         0      0         0       0
Goff, Sec
Director

Thomas J. 12/31/04     0     0        0         0      0         0       0
Howells   12/31/03     0     0        0         0      0         0       0
President,12/31/02     0     0        0         0      0         0       0
Director

Travis T. 12/31/04     0     0        0         0      0         0       0
Jenson    12/31/03     0     0        0         0      0         0       0
Secretary,12/31/02     0     0        0         0      0         0       0
Director

Gregory   12/31/02     0     0        0         0      0         0       0
Aurre II  12/31/01     0     0        0         0      0         0       0
President,
Director

Amerika   12/31/02     0     0        0         0      0         0       0
Aurre     12/31/01     0     0        0         0      0         0       0
Vice Pres,
Director

Gregory   12/31/02     0     0        0         0      0         0       0
Aurre III 12/31/01     0     0        0         0      0         0       0
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2001, 2002, 2003, 2004, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------
Name and Address      12/31/01   12/31/02  12/31/03  12/31/04  Currently  %
----------------      --------  --------- --------- ---------  ---------  -
Gregory Aurre II      23,908,000    -0-       -0-      -0-       -0-      0.0%

Gregory Aurre III         25,000   25,000    25,000    25,000     25,000  0.1%

Amerika Aurre             25,000   25,000    25,000    25,000     25,000  0.1%

Duane S. Jenson*        -0-  12,000,683 12,000,683 12,000,683 12,000,683 48.8%

Travis T. Jenson        -0-   4,000,000  4,000,000  4,000,000  4,000,000 16.3%

Thomas J. Howells       -0-   4,000,000  4,000,000  4,000,000  4,000,000 16.3%

Shelley Goff            -0-         -0-       -0-      -0-        -0-     0.0%
                                                              ----------
TOTALS:                                                       20,000,683 81.4%

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

31.1      Certification of Duane S. Jenson

31.2      Certification of Shelley Goff

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

                                   ATLANTICA, INC.


Date: 6/24/2005                    By:/s/Duane S. Jenson
     ----------                      ---------------------
                                     Duane S. Jenson, President
                                     and Director


Date: 6/24/2005                    By:/s/Terry Jenson
     ----------                      -----------------------
                                     Terry Jenson, Vice President
                                     and Director


Date: 6/24/2005                    By:/s/Shelley Goff
     ----------                      -----------------------
                                     Shelley Goff, Secretary
                                     and Director



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   ATLANTICA, INC.


Date: 6/24/2005                    By:/s/Duane S. Jenson
     ----------                      ---------------------
                                     Duane S. Jenson, President
                                     and Director


Date: 6/24/2005                    By:/s/Terry Jenson
     ----------                      -----------------------
                                     Terry Jenson, Vice President
                                     and Director


Date: 6/24/2005                    By:/s/Shelley Goff
     ----------                      -----------------------
                                     Shelley Goff, Secretary
                                     and Director