Form 10QSB
period 2005-06-30
ATLANTICA INC
filed 2005-08-09
CIK 1062506

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                              July 15, 2005

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

                        ATLANTICA, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              June 30, 2005 and December 31, 2004

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                  June 30, 2005

                                                                           June 30, 2005      December 31, 2004
                                                                       -----------------     -----------------
                                                                          [Unaudited]
CURRENT ASSETS

      Cash                                                           $                 0    $                0
                                                                       ------------------     -----------------
         Total Current Assets
                                                                       -----------------     -----------------
         TOTAL ASSETS                                                $                 0    $                0
                                                                       ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts Payable                                               $             1,624    $            1,476
      Accounts Payable - Related Party                                            30,855                18,430
      Accrued Expenses                                                             6,148                 5,112
                                                                       ------------------     -----------------
         Total Current Liabilities                                                38,627                25,018
                                                                       ------------------     -----------------
         Total Liabilities                                                        38,627                25,018
                                                                       ------------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common Stock: 25,000,000 shares authorized
         of $0.0001 par value, 24,581,458 shares
         issued and outstanding                                                    2,458                 2,458
      Additional Paid-in Capital                                                  56,773                56,773
      Accumulated Deficit prior to development stage                          (1,256,700)           (1,256,700)
      Retained earnings from inception of development
         stage on January 1, 1997                                              1,158,842             1,172,451
                                                                       ------------------     -----------------
         Total Stockholders' Equity (Deficit)                                    (38,627)              (25,018)
                                                                       ------------------     -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                            $                 0    $                0
                                                                       ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the                        For the                  From Inception of
                                              Six Months Ended               Three Months Ended         Development Stage on
                                                  June 30                        June 30               January 1, 1997 through
                                        -----------------------------   -----------------------------
                                            2005            2004            2005           2004          June 30, 2005
                                        --------------  -------------   -------------  --------------   -----------------
REVENUES                              $             0 $            0  $            0 $             0  $             0

EXPENSES

     General and Administrative                12,573            513           6,204               1           82,486
     Interest Expense                           1,036            737             617             368          111,559
                                        --------------  -------------   -------------  --------------   --------------
        Total Expenses                         13,609          1,250           6,821             369          194,045
                                        --------------  -------------   -------------  --------------   --------------

NET LOSS BEFORE EXTRAORDINARY
ITEMS                                 $       (13,609)$       (1,250) $       (6,821)$          (369) $      (194,045)
                                        ==============  =============   =============  ==============   ==============

EXTRAORDINARY INCOME

     Gain on extinguishment of debt                 0              0               0               0        1,352,887
                                        --------------  -------------   -------------  --------------   --------------

NET INCOME (LOSS)                     $       (13,609)$       (1,250) $       (6,821)$          (369) $     1,158,842
                                        ==============  =============   =============  ==============   ==============

BASIC INCOME (LOSS) PER SHARE

     Continuing Operations            $             0 $            0  $            0 $             0
     Extraordinary Income                           0              0               0               0
                                        --------------  -------------   -------------  --------------
        Basic Income (Loss) Per Share $         (0.00)$        (0.00) $        (0.00)$         (0.00)
                                        ==============  =============   =============  ==============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         24,581,458     24,581,458      24,581,458      24,581,458
                                        ==============  =============   =============  ==============

    The accompanying notes are an integral part of these financial statements

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              For the                From Inception of
                                                                          Six Months Ended          Development Stage on
                                                                              June 30              January 1, 1997 through
                                                                   -------------------------------
                                                                       2005             2004             June 30, 2005
                                                                   --------------   --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                          $       (13,609) $        (1,250)  $     1,158,842
      Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
             Common stock issued for services                                  0                0             2,405
             Extinguishment of debt                                            0                0        (1,352,887)
      Changes in operating assets and liabilities:
         Increase/(Decrease) in accounts payable and
             accounts payable - related party                             12,573              512            22,466
         Increase in accrued interest                                      1,036              738           112,348
                                                                   --------------   --------------    --------------
      Net Cash Used For Operating Activities                                   0                0           (56,826)
                                                                   --------------   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES                                           0                0                 0
                                                                   --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Capital contributed by shareholder                                       0                0            56,826
                                                                   --------------   --------------    --------------
         Net Cash Provided by Financing Activities                             0                0            56,826
                                                                   --------------   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                                0                0                 0
                                                                   --------------   --------------    --------------
CASH AT BEGINNING OF PERIOD                                                    0                0                 0
                                                                   --------------   --------------    --------------
CASH AT END OF PERIOD                                            $             0  $             0   $             0
                                                                   ==============   ==============    ==============

CASH PAID FOR:

      Interest                                                   $             0  $             0   $             0
      Taxes                                                      $             0  $             0   $             0

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      Common stock issued for services                           $             0  $             0   $         2,405

    The accompanying notes are an integral part of these financial statements

                        ATLANTICA, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30 , 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                                      ATLANTICA, INC.

Date: 8/5/05                         By:/s/Duane S. Jenson
     --------                           -------------------------------------
                                        Duane S. Jenson, President and
                                        director



Date: 7/26/05                         By:/s/Shelley Goff
     --------                            -------------------------------------
                                        Shelley Goff
                                        Secretary and director