Form 10QSB
period 2005-09-30
ATLANTICA INC
filed 2005-11-03
CIK 1062506

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

(1)  Yes  X     No                 (2)  Yes  X     No
         ---     ---                        ---       ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                October 15, 2005

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

                                 ATLANTICA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                               September 30, 2005

                                                                        September 30, 2005    December 31, 2004
                                                                        -----------------     -----------------
                                                                          [Unaudited]
CURRENT ASSETS

      Cash                                                           $                 0    $                0
                                                                       ------------------     -----------------
         Total Current Assets                                                          0                     0
                                                                       ------------------     -----------------
         TOTAL ASSETS                                                $                 0    $                0
                                                                       ==================     =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts Payable                                               $                 0    $            1,476
      Accounts Payable - Related Party                                            36,041                18,430
      Accrued Expenses                                                             6,869                 5,112
                                                                       ------------------     -----------------
         Total Current Liabilities                                                42,910                25,018
                                                                       ------------------     -----------------
         Total Liabilities                                                        42,910                25,018
                                                                       ------------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common Stock: 25,000,000 shares authorized
         of $0.0001 par value, 24,581,458 shares
         issued and outstanding                                                    2,458                 2,458
      Additional Paid-in Capital                                                  56,773                56,773
      Accumulated Deficit prior to development stage                          (1,256,700)           (1,256,700)
      Retained earnings from inception of development
         stage on January 1, 1997 through September 1, 1997                    1,154,559             1,172,451
                                                                       ------------------     -----------------
         Total Stockholders' Equity (Deficit)                                    (42,910)              (25,018)
                                                                       ------------------     -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                            $                 0    $                0
                                                                       ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                 For the                        For the
                                             Nine Months Ended               Three Months Ended            From Inception of
                                                September 30                    September 30              Development Stage on
                                        -----------------------------   -----------------------------    January 1, 1997 through
                                            2005            2004            2005            2004           September 30, 2005
                                        --------------  -------------   -------------   -------------    -----------------------
REVENUES                              $             0 $            0  $            0  $            0   $            0

EXPENSES

     General and Administrative                16,135            513           3,562               0           86,048
     Interest Expense                           1,757          1,106             721             369          112,280
                                        --------------  -------------   -------------   -------------    -------------
        Total Expenses                         17,892          1,619           4,283             369          198,328
                                        --------------  -------------   -------------   -------------    -------------

NET LOSS BEFORE EXTRAORDINARY
ITEMS                                 $       (17,892)$       (1,619) $       (4,283) $         (369)  $     (198,328)
                                        ==============  =============   =============   =============    =============

EXTRAORDINARY INCOME

     Gain on extinguishment of debt                 0              0               0               0        1,352,887
                                        --------------  -------------   -------------   -------------    -------------

NET INCOME (LOSS)                     $       (17,892)$       (1,619) $       (4,283) $         (369)  $    1,154,559
                                        ==============  =============   =============   =============    =============

BASIC INCOME (LOSS) PER SHARE

     Continuing Operations            $             0 $            0  $            0  $            0
     Extraordinary Income                           0              0               0               0
                                        --------------  -------------   -------------   -------------
        Basic Income (Loss) Per Share $         (0.00)$        (0.00) $        (0.00) $        (0.00)
                                        ==============  =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         24,581,458     24,581,458      24,581,458      24,581,458
                                        ==============  =============   =============   =============


    The accompanying notes are an integral part of these financial statements

                        ATLANTICA, INC.
                 (A Development Stage Company)
                   STATEMENTS OF CASH FLOWS


                                                                             For the                 From Inception of
                                                                         Nine Months Ended          Development Stage on
                                                                           September 30                January 1, 1997
                                                                   -------------------------------         through
                                                                       2005             2004         September 30, 2005
                                                                   --------------   ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                          $       (17,892) $        (1,619)  $      1,140,950
      Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
             Common stock issued for services                                  0                0              2,405
             Extinguishment of debt                                            0                0         (1,352,887)
      Changes in operating assets and liabilities:
         Increase/(Decrease) in accounts payable and
             accounts payable - related party                             16,135              513             38,601
         Increase in accrued interest                                      1,757            1,106            114,105
                                                                   --------------   --------------    ---------------
      Net Cash Used For Operating Activities                                   0                0            (56,826)
                                                                   --------------   --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                           0                0                  0
                                                                   --------------   --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Capital contributed by shareholder                                       0                0             56,826
                                                                   --------------   --------------    ---------------
         Net Cash Provided by Financing Activities                             0                0             56,826
                                                                   --------------   --------------    ---------------
NET INCREASE (DECREASE) IN CASH                                                0                0                  0
                                                                   --------------   --------------    ---------------
CASH AT BEGINNING OF PERIOD                                                    0                0                  0
                                                                   --------------   --------------    ---------------
CASH AT END OF PERIOD                                            $             0  $             0   $              0
                                                                   ==============   ==============    ===============

CASH PAID FOR:

      Interest                                                   $             0  $             0   $              0
      Taxes                                                      $             0  $             0   $              0

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      Common stock issued for services                           $             0  $             0   $          2,405

    The accompanying notes are an integral part of these financial statements

                                 ATLANTICA, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30 , 2005
                                  (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

                                      ATLANTICA, INC.

Date: 10/31/05                         By:/s/Duane S. Jenson
     --------                           -------------------------------------
                                        Duane S. Jenson, President and
                                        director



Date: 10/31/05                         By:/s/Shelley Goff
     --------                            -------------------------------------
                                        Shelley Goff
                                        Secretary and director