Form 10KSB
period 2005-12-31
ATLANTICA INC
filed 2006-02-14
CIK 1062506

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-24379

Atlantica, Inc.

(Name of Small Business Issuer in its Charter)

Utah	43-0976463
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

$0.0001 par value common stock

Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Registrant’s revenues for its most recent fiscal year: December 31, 2005 - None.

State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

January 24, 2006 - $67.28. There are approximately 672,775 shares of common voting stock of the Registrant held by non-affiliates. During the past several years, there has been no “established public market” for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

None; not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: January 24, 2006 - 24,581,458 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13.

Transitional Small Business Issuer Format Yes X No

PART I

Item 1. Description of Business.

Business Development

Organization

Atlantica, Inc. (our “Company,” “we,” “us,” “our” and words of similar import) was organized pursuant to the laws of the State of Utah on March 3, 1938, under the name “Red Hills Mining Company,” with an authorized capital of $20,000 divided into 2,000,000 shares of common stock of a par value of $0.01 per share. Our Company was formed for the primary purpose of conducting the business of mining in all of its branches.

On February 5, 1953, we changed our name to “Allied Oil and Minerals Company,” with our primary purpose continuing to be mining.

On January 8, 1971, we changed our name to “Community Equities Corporation,” we increased our authorized capital from $20,000 to $150,000, comprised of 15,000,000 at $.01 and our purpose also changed to the business of real estate development. We discontinued the real estate development operations in 1990.

Effective March 26, 1996, the corporate charter was reinstated, and we changed our corporate name to “Atlantica, Inc.”

On March 13, 1998, we increased our authorized capital from 15,000,000 shares of $.01 par value to 25,000,000 shares of $0.0001 par value common stock; and we authorized a reverse split of one share for every 20 shares. We also authorized the issuance of 24,000,000 shares to Gregory Aurre, President and a director, for services rendered and expenses paid. The Board also issued 25,000 shares each to Amerika Aurre, Vice President and a director and Gregory Aurre III, Secretary and a director, for services rendered. We also adopted new Bylaws.

The Board of Directors resolved on October 30, 2002, to appoint new officers and directors since Gregory Aurre II, Gregory Aurre III and Amerika Aurre all resigned, in seriatim, from any and all capacity as officers and directors.

Thomas J. Howells was appointed as President and director, Terry Jenson as Vice President and director and Travis T. Jenson as Secretary and director.

On November 12, 2002, the 23,908,000 shares held by Gregory Aurre II, was foreclosed on to satisfy debt in the amount of $80,000, owed to Duane S. Jenson. Mr. Jenson had personally loaned Mr. Aurre the $80,000 which was secured solely by Mr. Aurre’s shares of Atlantica. Subsequent to foreclosing on the shares of Mr. Aurre’s that were held by Mr. Jenson as security for the loan, Mr. Jenson elected to gift a portion of those shares to his son, Travis T. Jenson, as well as to a business associate, Thomas J. Howells, and a long-time friend and legal counsel, Leonard W. Burningham, Esq. See Part III, Item 11.

On November 15, 2002, we were reinstated with the State of Utah.

On November 30, 2004 Thomas J. Howells resigned as President and a director and Travis T. Jenson resigned as Secretary and a director. Shelley Goff and Duane S. Jenson were appointed as Secretary and President, respectively. Mr. Jenson and Ms. Goff are also directors.

A Copy of our Bylaws were attached to our Annual Report for the year ended December 31, 2001, and are incorporated herein by reference. See Part III, Item 13.

Copies of our Articles of Incorporation, as amended, were attached to our initial Registration Statement on Form 10-SB and are incorporated herein by reference. See Part III, Item 13.

Business

Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company’s present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

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

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan.

The limited business operations of our Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company.

Because our Company is not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a “blank check” company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

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

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2005, 2004, 2003, 2002 and 2001, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares common stock in our Company held by Messrs. Burningham, Howells, Jenson and Jenson are subject to resale under a Registration Agreement that is discussed below under this heading.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

* The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

* Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

* Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

* These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

* An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

* Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a “blank check” Company, these legal restrictions may have a material adverse impact on the Company’s ability to raise capital because potential purchasers of the Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “blind pool” companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on our Company.

In most jurisdictions, “blank check” and “blind pool” companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “blind pool” company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company’s ability to register, offer and sell and/or to develop a secondary market for shares of our Company’s common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

On or about January 5, 2006, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol AIAN. There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock.”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No “Established Public Market” for Our Company’s Common Stock Since 1974. Subsequent to the date of this report our Company obtained a trading symbol “AIAN” on the OTC Bulletin Board of the NASD. No assurance can be made that market will ever develop.

At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

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

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non- affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any “established trading market” for shares of common stock of our Company. Subsequent to the date of this report our Company obtained a trading symbol “AIAN” on the OTC Bulletin Board of the NASD. No assurance can be made that market will ever develop. Our Company was previously listed on the “Pink Sheets” until 1974. No assurance can be given that any market for our Company’s common stock will develop or be maintained. For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

Holders

The number of record holders of our Company’s securities as of February 1, 2006 is approximately 664.

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Equity Compensation Plan Information

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Sales of Restricted Securities.

We have had no recent sales of restricted securities.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All “restricted securities” of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the “Wulff letter.”

The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of “blank check” issuers had sought to treat their shares as “free-trading” or unrestricted securities. As defined in the Wulff letter, a blank check company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act of 1933, as amended (the “Securities Act”), that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

The securities of the Company that are owned by Duane S. Jenson, Travis T. Jenson, Thomas J. Howells and Leonard W. Burningham, collectively amounting to 23,908,683 shares or approximately 97.3% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Messrs. Jenson, Howells and Burningham with us were attached to our Annual Report for the year ended December 31, 2001, and are incorporated herein by reference. See Part III, Item 13.

Use of Proceeds of Registered Securities.

There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. As of the date of this Annual Report, our Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($19,509), for the year ended December 31, 2005, and ($1,987) for the year ended December 31, 2004. Cumulative income totaled $1,152,942 since our gain on extinguishment of debt. Primarily all of these losses are the result of attorney’s fees and accounting fees.

Liquidity

During calendar 2005, expenses were paid by a principal stockholder in the amount of $16,987; and during calendar 2004, additional expenses by a principal stockholder totaled $512. The aggregate amount of $36,895 outstanding as of December 31, 2005, is unsecured, bears interest of 8%, and is due on demand.

Item 7. Financial Statements.

ATLANTICA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantica, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Atlantica, Inc. (A Development Stage Company) as of December 31, 2005, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 1997 through December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (A Development Stage Company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 1997 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 19, 2006

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheet

December 31, 2005
ASSETS

CURRENT ASSETS

Cash	$0
Total Current Assets	0
TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$72
Accounts Payable - Related Party	36,895
Interest Payable	7,560
Total Current Liabilities	44,527
Total Liabilities	44,527

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock: 25,000,000 shares authorized
of $0.0001 par value, 24,581,458 shares
issued and outstanding	2,458
Additional Paid-in Capital	56,773
Accumulated Deficit prior to development stage	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997	1,152,942
Total Stockholders' Equity (Deficit)	(44,527)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$0

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

			From
			Inception of
			Development
			Stage on
	For the		January 1,
	Years Ended		1997 through
	December 31,		December 31,
	2005	2004	2005
REVENUES	$0	$0	$0
EXPENSES
General and administrative	17,061	513	86,974
Interest expenses	2,448	1,474	112,971
Total Expenses	19,509	1,987	199,945
LOSS BEFORE EXTRAORDINARY ITEMS	(19,509)	(1,987)	(199,945)

EXTRAORDINARY INCOME
Gain on extinguishment of debt (Note 3)	0	0	1,352,887
NET INCOME (LOSS)	$(19,509)	$(1,987)	$1,152,942

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	24,581,458	24,581,458

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Inception of development
stage, January 1, 1997	531,458	$53	$(53)	$(1,256,700)

Expenses paid on the
Company’s behalf	-	-	39,957	-

Net loss for the year ended
December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	531,458	53	39,904	(1,349,757)

March 13, 1998, common
stock issued for services
at $0.0001 per share	24,050,000	2,405	-	-

Expenses paid on the
Company’s behalf	-	-	6,856	-

Net loss for the year
ended December 31, 1998	-	-	-	(62,361)
Balance, December 31, 1998	24,581,458	2,458	46,760	(1,412,118)

Expenses pain on the
Company’s behalf	-	-	10,013	-

Net income for the year
ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	24,581,458	2,458	56,773	(63,974)

Net loss for the year
ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	24,581,458	2,458	56,773	(67,625)

Net loss for the year
ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	24,581,458	2,458	56,773	(72,808)

Net loss for the year
ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	24,581,458	2,458	56,773	(79,474)

Net loss for the year
ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	24,581,458	2,458	56,773	(82,262)

Net loss for the year
ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	24,581,458	2,458	56,773	(84,249)

Net loss for the year
ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	24,581,458	$2,458	$56,773	$(103,758)

Accumulated deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				$1,152,942

Accumulated deficit				$(103,758)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

			From
			Inception of
			Development
			Stage on
	For the		January 1,
	Years Ended		1997 through
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(19,509)	$(1,987)	$1,152,942
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Common stock issued for services	0	0	2,405
Extinguishment of debt	0	0	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable -
related party	17,061	512	26,954
Increase in accrued expenses	2,448	1,475	113,760
Net Cash Used by Operating Activities	0	0	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	0	0	56,826
Net Cash Provided by Financing Activities	0	0	56,826
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

CASH PAID FOR:

Interest	$0	$0	$0
Taxes	$0	$0	$0

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$0	$0	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to the Financial Statements December 31, 2005

NOTE 1 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Atlantica, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

The Company has not engaged in any business operations since 1990, and it was reclassified as a development stage company as of January 1, 1997. The Company’s only activity since that time has consisted of taking actions necessary to restore and preserve its good standing in the State of Utah. The Company presently has no assets. The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors will make the final determination and the approval of stockholders will not be sought unless required by applicable law, the articles of incorporation or bylaws of the Company or contract.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended
	December 31, 2005
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(19,509)	24,581,458	$(0.00)

	For the Year Ended
	December 31, 2004
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(1,987)	24,581,458	$(0.00)

g. Revenue Recognition Policy

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

h. Recent Accounting Pronouncements

SFAS No. 153 In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

FAS No. 123R In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”. FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal year 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

EITF Issue No. 03-01 In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether the impairment is other-than- temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other- than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

i. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2005 and 2004 was $0 and $0, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$40,595	$33,900
Accrued Interest-Related	2,948
Deferred tax liabilities:
Valuation allowance	(43,543)	(33,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book Income	$(7,608)	$(770)
Accrued Expenses-Related	955
Other	(40)	(40)
Valuation Allowance	6,693	810
	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On February 18, 1999, the Company entered into negotiations with the City of Miami for a settlement agreement which would release the Company from the mortgage payable. Under the terms of the agreement, the City of Miami agreed to execute and deliver to the Company a release of lien. In return, a shareholder of the Company paid the City of Miami $10,010 and transferred to the City 25,000 shares of the Company’s common stock owned personally by the shareholder.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $36,895 at December 31, 2005.

NOTE 6 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs. The Company is seeking the acquisition of, or merger with, an existing operating company. Currently, management has committed to covering all operating and other costs until sufficient revenues are generated.

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

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the years ending December 31, 2005, 2004, and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Held	Designation	or Resignation
Duane S. Jenson	President	11/30/04	*
	Director	11/30/04	*
Terry Jenson	Vice President	10/30/02	*
	Director	10/30/02	*
Shelley Goff	Secretary	11/30/04	*
	Director	11/30/04	*
Thomas J. Howells	President	10/30/02	11/30/04
	Director	10/30/02	11/30/04
Travis T. Jenson	Secretary	10/30/02	11/30/04
	Director	10/30/02	11/30/04

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

Business Experience

Duane S. Jenson, President and director, is 61 years of age. Mr. Jenson received his B.S. and M.B.A. from the University of Utah and has been the owner and CEO of Jenson Services, Inc., a Utah corporation since its inception in 1981. Jenson Services is a financial consulting firm. From 1973 to 1981 Mr. Jenson was a construction contractor.

Terry Jenson, Vice President and director, is 56 years of age. Ms. Jenson graduated Cum Laude from the University of Utah in 1976 with a B.S. in Nursing. From 1984 to 2000, Ms. Jenson was employed at Primary Children’s Medical Center as the Chief Flight Nurse and staff nurse for the Neonatal Life Flight unit. Since 2000, Ms. Jenson has been retired.

Shelley Goff, Secretary and director, is 45 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Mr. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

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

Code of Ethics.

We have adopted a Code of Ethics that was attached as Exhibit 14 to our Annual Report for the year ended December 31, 2001. See Part III, Item 13.

Item 10. Executive Compensation.

Cash Compensation.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Years or Periods Ended	$ Salary	$ Bonus	Other Annual Compen-sation	Restricted Stock Awards $	Option/ SAR’s	LTIP Payouts $	All Other Compen-sations $
Duane S. Jenson	12/31/05	0	0	0	0	0	0	0
President,	12/31/04	0	0	0	0	0	0	0
Director

Terry Jenson	12/31/05	0	0	0	0	0	0	0
Vice President	12/31/04	0	0	0	0	0	0	0
Director	12/31/03	0	0	0	0	0	0	0
	12/31/02

Shelley Goff	12/31/05	0	0	0	0	0	0	0
Secretary	12/31/04	0	0	0	0	0	0	0
Director

Thomas J. Howells	12/31/04	0	0	0	0	0	0	0
President	12/31/03	0	0	0	0	0	0	0
Director	12/31/02	0	0	0	0	0	0	0

Travis T. Jenson	12/31/04	0	0	0	0	0	0	0
Secretary	12/31/03	0	0	0	0	0	0	0
Director	12/31/02	0	0	0	0	0	0	0

Stock Option Plans.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the calendar years ended December 31, 2005. Further, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2005 and to the date hereof:

Number and Percentage of Shares Beneficially Owned

Name and Address	12/31/05%
Duane S. Jenson	12,000,683	48.8
Travis T. Jenson	4,000,000	16.3
Thomas J. Howells	4,000,000	16.3
Leonard W. Burningham	3,908,000	15.9
TOTALS:		97.3

* Mr. Jenson had personally loaned Mr. Aurre $80,000 which was secured solely by Mr. Aurre’s shares of Atlantica. Subsequent to foreclosing on the shares of Mr. Aurre’s that were held by Mr. Jenson as security for the loan, Mr. Jenson elected to gift a portion of those shares to his son, Travis T. Jenson, as well as to a business associate, Thomas J. Howells, and a long-time close personal friend and legal counsel, Leonard W. Burningham, Esq. See Part I, Item 1.

Security Ownership of Management.

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2005 and to the date hereof:

	Number and Percentage of
	Shares Beneficially Owned

Name and Address	12/31/05%
Duane S. Jenson*	12,000,683	48.8
Terry Jenson*	12,000,683	48.8
Shelley Goff	-0-	0.0
TOTALS:	20,000,683	48.8

*Terry Jenson, our Vice President, is the wife of Duane S. Jenson and therefore beneficially owns the shares indirectly above.

Changes in Control.

There are no present arrangements or pledges of our Company’s securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

Form 8-K as filed on January 9, 2006 disclosing under Item 8.01 the announcement of obtaining a trading symbol “AIAN” on the OTC Bulletin Board of the NASD.

Descriptions of Exhibits

(i)	Exhbits

Exhibit Number	Description
31.1	Certification of Duane S. Jenson
31.2	Certification of Shelley Goff
32	906 Certification

(ii)	Documents incorporated herein by reference:

10-SB Registration Statement, as amended – Part I*
10-KSB Annual Report for the year ended December 31, 2001*

*Previously filed and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2005, and 2004:

Fee Category		2005	2004
Audit Fees		$9,401	$6,479
Audit-related Fees	$		$0
Tax Fees	$		$0
All Other Fees	$		$0
Total Fees		$9,401	$6,479

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	02/06/06	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

Date:	02/06/06	By:	/s/TERRY JENSON
Terry Jenson, Vice President and Director

Date:	02/02/06	By:	/s/SHELLEY GOFF
Shelley Goff, Secretary and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:	02/06/06	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

Date:	02/06/06	By:	/s/TERRY JENSON
Terry Jenson, Vice President and Director

Date:	02/06/06	By:	/s/SHELLEY GOFF
Shelley Goff, Secretary and Director