Form 10QSB
period 2006-03-31
ATLANTICA INC
filed 2006-05-12
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	43-0976463
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 2, 2006 - 24,581,458 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$—	$72
Accounts Payable - Related Party	40,769	36,895
Interest Payable	8,375	7,560
Total Current Liabilities	49,144	44,527
Total Liabilities	49,144	44,527

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock: 25,000,000 shares authorized
of $0.0001 par value, 24,581,458 shares
issued and outstanding	2,458	2,458
Additional Paid-in Capital	56,773	56,773
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through March 31, 2006	1,148,325	1,152,942
Total Stockholders' Equity (Deficit)	(49,144)	(44,527)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the		From Inception of
	Three Months Ended		Development Stage on
	March 31,		January 1, 1997 through
	2006	2005	March 31, 2006
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	3,802	6,369	90,776
Interest Expense	815	419	113,786
Total Expenses	4,617	6,788	204,562

LOSS BEFORE EXTRAORDINARY ITEMS	(4,617)	(6,788)	(204,562)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(4,617)	$(6,788)	$1,148,325

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,581,458	24,581,458

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From Inception of
	Three Months Ended		Development Stage on
	March 31,		January 1, 1997 through
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(4,617)	$(6,788)	$1,148,325
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and
accounts payable - related party	3,802	6,369	30,756
Increase in accrued interest	815	419	114,575
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using account principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to raise additional funds through private placements and to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company’s minimal operating expenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable. See Exhibits hereinafter.

Item 6. Exhibits

(a) Exhibits

31.1 302 Certification of Duane S. Jenson

31.2 302 Certification of Shelley Goff

32 Section 906 Certification.

(b) Reports on Form 8-K

Form 10-SB Registration Statement.*

Form 8-K as filed on January 9, 2006 disclosing under Item 8.01 the announcement of obtaining a trading symbol “AIAN” on the OTC Bulletin Board of the NASD.*

* Incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	05/02/06	By:	/s/Duane S. Jenson
Duane S. Jenson
President and Director

Date:	05/02/06	By:	/s/Shelley Goff
Shelley Goff
Secretary and Director