Form 10KSB/A
period 2005-12-31
ATLANTICA INC
filed 2006-07-03
CIK 1062506

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB-A1

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

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB-A1 or any amendment to this Form 10-KSB-A1. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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


June 29, 2006 - $67.28. There are approximately 672,775 shares of common voting stock of the Registrant held by non-affiliates. During the past several years, there has been no “established public market” for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

None; not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: June 29, 2006 - 24,581,458 shares of common stock.


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


As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures.



Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

ATLANTICA, INC.

Date:	06/29/06	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

Date:	06/29/06	By:	/s/TERRY JENSON
Terry Jenson, Vice President and Director

Date:	06/29/06	By:	/s/SHELLEY GOFF
Shelley Goff, Secretary and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:	06/29/06	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

Date:	06/29/06	By:	/s/TERRY JENSON
Terry Jenson, Vice President and Director

Date:	06/29/06	By:	/s/SHELLEY GOFF
Shelley Goff, Secretary and Director