Form 10QSB/A
period 2006-03-31
ATLANTICA INC
filed 2006-07-03
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB-A1

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


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


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

ATLANTICA, INC.

Date:	06/29/06	By:	/s/Duane S. Jenson
Duane S. Jenson
President and Director

Date:	06/29/06	By:	/s/Shelley Goff
Shelley Goff
Secretary and Director