Form 10QSB
period 2006-06-30
ATLANTICA INC
filed 2006-08-09
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: July 31, 2006 - 24,581,458 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2006	December 31,
	(Unaudited)	2005
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$177	$72
Accounts Payable - Related Party	41,625	36,895
Interest Payable	9,208	7,560
Total Current Liabilities	51,010	44,527
Total Liabilities	51,010	44,527

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock: 25,000,000 shares authorized
of $0.0001 par value, 24,581,458 shares
issued and outstanding	2,458	2,458
Additional Paid-in Capital	56,773	56,773
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through June 30, 2006	1,146,459	1,152,942
Total Stockholders' Equity (Deficit)	(51,010)	(44,527)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
.					of Development
	For the		For the		Stage on
	Three Months Ended		Six Months Ended		January 1, 1997
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	1,033	6,204	4,835	12,573	91,809
Interest Expense	833	617	1,648	1,036	114,619
Total Expenses	1,866	6,821	6,483	13,609	206,428

LOSS BEFORE EXTRAORDINARY ITEMS	(1,866)	(6,821)	(6,483)	(13,609)	(206,428)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	—	—	1,352,887

NET INCOME (LOSS)	$(1,866)	$(6,821)	$(6,483)	$(13,609)	$1,146,459

BASIC INCOME (LOSS) PER SHARE

Basic Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,581,458	24,581,458	24,581,458	24,581,458

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Six Months Ended		January 1, 1997
	June 30,		through
	2006	2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(6,483)	$(13,609)	$1,146,459
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and
accounts payable - related party	4,835	12,573	31,789
Increase in accrued interest	1,648	1,036	115,408
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	07/31/06	By:	/s/Duane S. Jenson
Duane S. Jenson
President and Director

Date:	07/31/06	By:	/s/Shelley Goff
Shelley Goff
Secretary and Director