Form 10QSB
period 2006-09-30
ATLANTICA INC
filed 2006-11-13
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: October 18, 2006 - 24,581,458 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2006	December 31,2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$399	$72
Accounts Payable - Related Party	42,917	36,895
Interest Payable	10,066	7,560
Total Current Liabilities	53,382	44,527
Total Liabilities	53,382	44,527

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock: 25,000,000 shares authorized
of $0.0001 par value, 24,581,458 shares
issued and outstanding	2,458	2,458
Additional Paid-in Capital	56,773	56,773
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through September 30, 2006	1,144,087	1,152,942
Total Stockholders' Equity (Deficit)	(53,382)	(44,527)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
.					of Development
	For the		For the		Stage on
	Three Months Ended		Nine Months Ended		January 1, 1997
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30, 2006
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	1,514	3,562	6,349	16,135	93,323
Interest Expense	858	721	2,506	1,757	115,477
Total Expenses	2,372	4,283	8,855	17,892	208,800

LOSS BEFORE EXTRAORDINARY ITEMS	(2,372)	(4,283)	(8,855)	(17,892)	(208,800)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	—	—	1,352,887

NET INCOME (LOSS)	$(2,372)	$(4,283)	$(8,855)	$(17,892)	$1,144,087

BASIC INCOME (LOSS) PER SHARE

Basic Loss Per Share	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,581,458	24,581,458	24,581,458	24,581,458

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Nine Months Ended		January 1, 1997
	September 30,		through
	2006	2005	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(8,855)	$(17,892)	$1,144,087
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and
accounts payable - related party	6,349	16,135	33,303
Increase in accrued interest	2,506	1,757	116,266
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

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

ATLANTICA, INC.

Date:	11/03/06	By:	/s/Duane S. Jenson
Duane S. Jenson
President and Director

Date:	11/03/06	By:	/s/Shelley Goff
Shelley Goff
Secretary and Director