Form 10KSB
period 2006-12-31
ATLANTICA INC
filed 2007-02-06
CIK 1062506

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

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

$0.0001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No (2) Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

December 31, 2006 - $6.77. There are approximately 67,720 post-split shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.0001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

January 31, 2007: Common - 2,458,590 on a post-split basis

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

Item 1. Description of Business

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

On December 15, 2006 we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one for 10 pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”). The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.

These resolutions were unanimously adopted by our Board of Directors. Duane S. Jenson, and his son, Travis T. Jenson, who collectively beneficially own 16,000,683 shares of our common stock or approximately 65.1% of our outstanding voting securities (the “Majority Stockholders”), agreed to and intended to vote in favor of the Proposals at the Meeting. No other votes were required or necessary to adopt these Proposals.

The Meeting was held at 4685 South Highland Drive, #202, Salt Lake City, Utah, 84117, on January 26, 2007, at 11:00 o’clock a.m., Mountain Standard Time. Present at the meeting was Leonard W. Burningham, Esq., counsel for the Company; Duane S. Jenson and Travis T. Jenson, representing 19,908,683 shares, or approximately 81%, of the 24,581,458 shares of our outstanding voting securities.

All shares represented at the Meeting voted in favor of both Proposals. The reverse split will become effective following notice thereof to the National Association of Securities Dealers, Inc. (the “NASD”) and the subsequent advice from the NASD of its effectiveness, which usually takes about 10 days.

All references to out common stock hereinafter are reflected on a post-split basis.

Please see the Exhibit Index, Part III, Item 13, for a copy of the Definitive Information Statement, as filed on December 15, 2006, which is incorporated herein by reference.

Business

We are currently seeking and investigating potential assets, property or businesses to acquire; the Company has had no material business operations for over 10 years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

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

Extremely Limited Assets; No Source of Revenue.

The Company has virtually no assets and has had no revenue for over the past 10 years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

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

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2006, 2005, 2004, 2003 and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

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

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company held by Messrs. Thomas Howells, Travis Jenson, Duane S. Jenson and Jenson Services are subject to resale under a Registration Agreement that is discussed below under this heading.

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

No Market for Common Stock; No Market for Shares.

On or about January 5, 2006, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol AIAN. We anticipate receiving a new symbol in conjunction with the reverse split as discussed under the caption “Business Development” herein. There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock.”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

There has been no “established public market” for the Company’s common stock. On January 5, 2006, our Company obtained a trading symbol “AIAN” on the OTC Bulletin Board of the NASD. We anticipate receiving a new symbol in conjunction with the reverse split as discussed under the caption “Business Development” herein. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

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

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

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

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

Item 2. Description of Property.

Our Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of Duane S. Jenson, who is a shareholder, our President and a director, which are provided at no cost to the Company. See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Bassham of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

Except as set forth below, no matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

On December 15, 2006 we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one for 10 pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”). The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.

These resolutions were unanimously adopted by our Board of Directors. Additionally, Duane S. Jenson, and his son, Travis T. Jenson, who collectively beneficially own 16,000,683 shares or approximately 65.1% of our outstanding voting securities (the “Majority Stockholders”), agreed to and intended to vote in favor of the Proposals at the Meeting. No other votes were required or necessary to adopt these Proposals.

The Meeting was held at 4685 South Highland Drive, #202, Salt Lake City, Utah, 84117, on January 26, 2007, at 11:00 o’clock a.m., Mountain Standard Time. Present at the meeting was Leonard W. Burningham, Esq., counsel for the Company, Duane S. Jenson and Travis T. Jenson, representing 19,908,683 shares, or approximately 81%, of the 24,581,458 shares of our outstanding voting securities.

All shares represented at the Meeting voted in favor of both Proposals. The reverse split will become effective following notice thereof to the National Association of Securities Dealers, Inc. (the “NASD”) and the subsequent advice from the NASD of its effectiveness, which usually takes about 10 days.

Please see the Exhibit Index, Part III, Item 13, for a copy of the Definitive Information Statement, as filed on December 15, 2006, which is incorporated herein by reference.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on January 5, 2006 under the symbol “AIAN”. We anticipate receiving a new symbol in conjunction with the reverse split as discussed under the caption “Business Development” herein. There is currently no established “trading market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained. For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The bid and offer price for the shares of common stock of our Company for the quarterly periods from January 5, 2006 through December 31, 2006 are as follows:

	Closing Bid		Closing Ask
2006	High	Low	High	Low
January 05 – March 31.05		.05	NONE	NONE
April 3 – June 30.05		.05	NONE	NONE
July 3 – September 29.05		.05	NONE	NONE
October 2 – December 29.05		.05	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 663, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

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

Use of Proceeds of Registered Securities.

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2006, the Company’s had no assets. See the Index to Financial Statements, Item 7 of this Annual Report.

During the period ended December 31, 2006, the Company had a net loss of $12,888, resulting from operations, as compared to a net loss of $19,509 for the same period ended December 31, 2005. Cumulative income totaled $1,140,054 since our gain on extinguishment of debt. Primarily all of these losses are the result of attorney’s fees and accounting fees. See the Index to Financial Statements, Item 7 of this Report.

During calendar 2006, expenses were paid by a principal stockholder in the amount of $10,693; and during calendar 2005, additional expenses by a principal stockholder totaled $17,061. The aggregate amount of $46,010 outstanding as of December 31, 2006, is unsecured, bears interest of 8%, and is due on demand.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2006.

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

Item 7. Financial Statements.

ATLANTICA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm	18
Balance Sheet	19
Statements of Operations	20
Statements of Stockholders’ Equity (Deficit)	21
Statements of Cash Flows	22
Notes to the Financial Statements December 31, 2005	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantica, Inc. (A Development Stage Company)

4685 Highland Drive, Suite 202

Salt Lake City, Utah 84117

We have audited the balance sheet of Atlantica, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and from inception of the development stage on January 1, 1997 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and from inception of the development stage on January 1, 1997 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 26, 2007

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheet

December 31, 2006
ASSETS

CURRENT ASSETS

Cash	$—
Total Current Assets	—
TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$419
Accounts Payable - Related Party	46,010
Interest Payable	10,986
Total Current Liabilities	57,415
Total Liabilities	57,415

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246
Additional Paid-in Capital	58,985
Accumulated Deficit prior to development stage	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through December 31, 2006	1,140,054
Total Stockholders' Equity (Deficit)	(57,415)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
.			of Development
	For the		Stage on
	Years Ended		January 1, 1997
	December 31,		through
	2006	2005	December 31, 2006
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	9,462	17,061	96,436
Interest Expense	3,426	2,448	116,397
Total Expenses	12,888	19,509	212,833

LOSS BEFORE EXTRAORDINARY ITEMS	(12,888)	(19,509)	(212,833)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(12,888)	$(19,509)	$1,140,054

BASIC INCOME (LOSS) PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

		Common	Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company’s behalf	—	—	39,957	—
Net loss for the year ended December 31, 1997	—	—	—	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for
services at $0.0001 per share	2,405,000	240	2,165	—
Expenses paid on the Company’s behalf	—	—	6,856	—
Net loss for the year ended December 31, 1998	—	—	—	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company’s behalf	—	—	10,013	—
Net Income for the year ended December 31, 1999	—	—	—	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	—	—	—	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	67,625)
Net loss for the year ended December 31, 2001	—	—	—	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	—	—	—	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	—	—	—	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	—	—	—	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	—	—	—	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	—	—	—	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)

Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				$1,140,054
Accumulated deficit				$(116,646)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of Development
	For the		Stage on
	Years Ended		January 1, 1997
	December 31,		through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(12,888)	$(19,509)	$1,140,054
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	9,462	17,061	36,416
Increase in accrued interest	3,426	2,448	117,186
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to the Financial Statements December 31, 2006

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year Ended December 31, 2006

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(12,888)	2,458,590	(0.00)

For the Year Ended December 31, 2005

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(19,509)	2,458,590	(0.00)

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
NOL Carryover	$44,300	$40,595
Accrued Interest Related	4,285	2,948
Deferred tax liabilities
Valuation allowance	(48,585)	(43,543)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book Income	$(5,026)	$(7,608)
Accrued Expenses-Related	0	955
Other	(40)	(40)
Valuation allowance	(5,066)	6,693
	$—	$—

At December 31, 2006, the Company had net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income from the year 2006 through 2025. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On January 26, 2007, the majority stockholders of the Company voted in favor of amending and restating the Company’s Articles of Incorporation to change the total number of shars which the corporation shall be authorized to issue to 60,000,000 shares of capital stock, such total number of shares shall consist of 50,000,000 shares of $0.0001par value common voting stock and 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. The majority stockholders also approved a one for ten (1:10) reverse stock split of the Company’s issued and outstanding common shares effective following notice thereof to the National Association of Securities Dealers, Inc. (the “NASD”) and the subsequent advice from the NASD of its effectiveness, which usually takes about 10 days. The stock split is reflected on a retroactive basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

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

Business Experience

Duane S. Jenson, President and director, is 62 years of age. Mr. Jenson received his B.S. and M.B.A. from the University of Utah and has been the owner and CEO of Jenson Services, Inc., a Utah corporation since its inception in 1981. Jenson Services is a financial consulting firm. From 1973 to 1981 Mr. Jenson was a construction contractor.

Terry Jenson, Vice President and director, is 57 years of age. Ms. Jenson graduated Cum Laude from the University of Utah in 1976 with a B.S. in Nursing. From 1984 to 2000, Ms. Jenson was employed at Primary Children’s Medical Center as the Chief Flight Nurse and staff nurse for the Neonatal Life Flight unit. Since 2000, Ms. Jenson has been retired.

Shelley Goff, Secretary and director, is 46 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

Terry Jenson is the wife of Duane S. Jenson.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended December 31, 2001 and is incorporated herein by reference. See Item 13 of this report.

Corporate Governance

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	All Other Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Duane S. Jenson	12/31/06	0	0	0	0	0	0	0	0
President,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Terry Jenson	12/31/06	0	0	0	0	0	0	0	0
Vice President	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Shelley Goff	12/31/06	0	0	0	0	0	0	0	0
Secretary	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the calendar year ended December 31, 2006. Further, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2006 and to the date hereof:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Duane S. Jenson*	1,200,070	48.8
	156 E. Park Way
	Midway, UT 84049
Common	Travis T. Jenson	400,000	16.3
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	400,000	16.3
	9706 South Ruskin Circle
	Sandy, UT 84092
Common	Leonard W. Burningham	390,800	15.9
	455 East 500 South, #200
	Salt Lake City, UT 84111

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2006 and to the date hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Duane S. Jenson*	1,200,070	48.8
	156 E. Park Way
	Midway, UT 84049
Common	Terry Jenson*	1,200,070	48.8
	156 E. Park Way
	Midway, UT 84049
Common	Shelley Goff	-0-	0.0
	2598 Canyon View
	Santa Clara, UT 84765

*Terry Jenson, our Vice President, is the wife of Duane S. Jenson and therefore beneficially owns the shares indirectly above.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Form 8-K as filed on January 9, 2006,*

Form 10-SB Registration Statement, as amended – Part I*

Form 10-KSB Annual Report for the year ended December 31, 2001*

DEF 14C Definitive Information Statement filed on or about December 27, 2006*

EX 31.1 Certification of Duane S. Jenson, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Shelley Goff, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Duane S. Jenson and Shelley Goff pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006, and 2005:

Fee Category	2006	2005
Audit Fees	$8,500	$9,401
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$8,500	$9,401

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	February 6, 2007	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

In accordance with the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	February 6, 2007	By:	/s/DUANE S. JENSON
Duane S. Jenson, President and Director

Date:	February 6, 2007	By:	/s/SHELLEY GOFF
Shelley Goff, Secretary and Director