Form 10QSB
period 2007-03-31
ATLANTICA INC
filed 2007-05-15
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 8, 2007 - 2,458,590 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

March 31, 2007

C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$—	$419
Accounts Payable - Related Party	52,179	46,010
Interest Payable	12,030	10,986
Total Current Liabilities	64,209	57,415
Total Liabilities	64,209	57,415

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital	58,985	58,985
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through March 31, 2007	1,133,260	1,140,054
Total Stockholders' Equity (Deficit)	(64,209)	(57,415)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Three Months Ended		January 1, 1997
	March 31,		through
	2007	2006	March 31, 2007
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	5,750	3,802	102,186
Interest Expense	1,044	815	117,441
Total Expenses	6,794	4,617	219,627

LOSS BEFORE EXTRAORDINARY ITEMS	(6,794)	(4,617)	(219,627)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(6,794)	$(4,617)	$1,133,260

BASIC INCOME (LOSS) PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Three Months Ended		January 1, 1997
	March 31,		through
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(6,794)	$(4,617)	$1,133,260
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and
accounts payable - related party	5,750	3,802	42,166
Increase in accrued interest	1,044	815	118,230

Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006. The results of operation for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - LIQUIDITY / GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

Expenses during the three-months ended March 31, 2007 were paid by certain related parties and recorded as loans to shareholders totaling $52,179 at March 31, 2007.

For the three months ended March 31, 2007 and 2006, a shareholder paid $5,750 and $3,802 in expenses on behalf of the Company, respectively.

NOTE 4 – COMMON STOCK

On January 26, 2007, the majority stockholders of the Company voted in favor of amending and restating the Company's Articles of Incorporation to change the total number of shares which the corporation shall be authorized to issue to 60,000,000 shares of capital stock, such total number of shares shall consist of 50,000,000 shares of $0.0001 par value common voting stock and 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. The majority stockholders also approved a one for ten (1:10) reverse stock split of the Company's issued and outstanding common shares effective following notice thereof to the National Association of Securities Dealers, Inc. (the "NASD") and the subsequent advice from the NASD of its effectiveness. The reverse was effective on February 15, 2007. The stock split is reflected on a retroactive basis.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company has had no operations during the quarterly period ended March 31, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $5,750 for the March 31, 2007, period compared to $3,802 for the March 31, 2006, period. General and administrative expenses for the three months ended March 31, 2007, were comprised mainly of accounting and filing fees. We had net loss of $6,794 for the March 31, 2007, period compared to a net loss of $4,617 for the March 31, 2006, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3(a)T. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

None; not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our security holders during the period of this report. However, on December 27, 2006 we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one for 10 pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”). The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.

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

The reverse split became effective following notice thereof to the National Association of Securities Dealers, Inc. (the “NASD”) and the subsequent advice from the NASD of its effectiveness on February 15, 2007. Please see the Exhibits and Reports on Form 8-K, Item 6.

Item 5. Other Information

None; not applicable. See Exhibits hereinafter.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

DEF 14C Definitive Information Statement filed on or about December 27, 2006*

31.1 302 Certification of Duane S. Jenson

31.2 302 Certification of Shelley Goff

32 Section 906 Certification.

*Previously filed and incorporated herein by reference.

(b) Reports on Form 8-K

Form 8-K as filed on February 15, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	05/08/07	By:	/s/Duane S. Jenson
Duane S. Jenson
President and Director

Date:	05/08/07	By:	/s/Shelley Goff
Shelley Goff
Secretary and Director