Form 10QSB
period 2007-06-30
ATLANTICA INC
filed 2007-08-14
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Richland, Gordon & Company

9330 Sears Tower

233 South Wacker Drive

Chicago, Illinois 60606

(Address of Principal Executive Offices)

(312) 382-9330

(Issuer’s Telephone Number)

4685 S. Highland Drive, Suite 202

Salt Lake City, Utah 84117

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 13, 2007 - 2,458,590 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

June 30, 2007

C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$—	$419
Accounts Payable - Related Party	—	46,010
Interest Payable	—	10,986
Total Current Liabilities	—	57,415
Total Liabilities	—	57,415

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital – See Note 3	125,456	58,985
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through June 30, 2007	1,130,998	1,140,054
Total Stockholders' Equity (Deficit)	—	(57,415)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
					of Development
	For the		For the		Stage on
	Three Months Ended		Six Months Ended		January 1, 1997
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	1,195	1,033	6,945	4,835	103,381
Interest Expense	1,067	833	2,111	1,648	118,508
Total Expenses	2,262	1,866	9,056	6,483	221,889

LOSS BEFORE EXTRAORDINARY ITEMS	(2,262)	(1,866)	(9,056)	(6,483)	(221,889)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	—	—	1,352,887

NET INCOME (LOSS)	$(2,262)	$(1,866)	$(9,056)	$(6,483)	$1,130,998

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Six Months Ended		January 1, 1997
	June 30,		through
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(9,056)	$(6,483)	$1,130,998
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and
accounts payable - related party	6,945	4,835	43,361
Increase/(Decrease) in accrued interest	2,111	1,648	119,297
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operation for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Expenses during the six-months ended June 30, 2007 were paid by certain related parties and recorded as loans to shareholders totaling $53,374 at June 30, 2007.

For the six months ended June 30, 2007 and 2006, a shareholder paid $6,945 and $4,835 in expenses on behalf of the Company, respectively.

In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, among Mirabella Holdings, LLC and certain of the Company’s shareholders, which is described under “Note 5 – Change in Control of Registrant” below, all of the Company’s related party payables, totaling $66,471, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.

NOTE 4 – COMMON STOCK

On January 26, 2007, the majority stockholders of the Company voted in favor of amending and restating the Company's Articles of Incorporation to change the total number of shares which the corporation shall be authorized to issue to 60,000,000 shares of capital stock, such total number of shares shall consist of 50,000,000 shares of $0.0001 par value common voting stock (“Common Stock”) and 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. The majority stockholders also approved a one for ten (1:10) reverse stock split of the Company's issued and outstanding common shares effective following notice thereof to the National Association of Securities Dealers, Inc. (the "NASD") and the subsequent advice from the NASD of its effectiveness. The reverse stock split was effective on February 15, 2007. The stock split is reflected on a retroactive basis.

There were no issuances of Company stock during the three-month period ended June 30, 2007.

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

NOTE 5 – CHANGE IN CONTROL OF REGISTRANT

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock, representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

In addition, pursuant to a Share Escrow and Reset Agreement (the “Reset Agreement”) entered into among the Purchaser, the Sellers’ Representative, the Sellers, the Company and the escrow agent thereunder contemporaneously with the Stock Purchase Agreement, the Sellers placed in escrow an additional 423,928 shares of the Company’s Common Stock currently owned by them (the “Escrow Shares”), which represent all but 70 of the remaining shares of the Company’s Common Stock owned by the Sellers. Pursuant to the Reset Agreement, upon the acquisition by the Company, within five years following the closing under the Stock Purchase Agreement, of one or more companies having a combined enterprise value of at least $10 million (“Threshold Acquisitions”), the Escrow Shares will reset, at that time, to a number of newly-issued shares of the Company’s Common Stock that will represent (collectively with the 70 shares previously retained by the Sellers) 5% of the Company’s then fully-diluted Common Stock. In the event that Threshold Acquisitions do not occur within that five-year period, all of the Escrow Shares will be released to the Sellers without any reissuance or adjustment in their amount.

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to the Company’s Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007. See “Part II – Other Information -- Item 6. Exhibits and Reports on Form 8-K” below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The Company has had no operations during the quarterly period ended June 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $6,945 for the June 30, 2007, period compared to $4,835 for the June 30, 2006, period. General and administrative expenses for the three months ended June 30, 2007, were comprised mainly of accounting and legal fees. We had a net loss of $9,056 for the June 30, 2007, period compared to a net loss of $6,483 for the June 30, 2006, period.

Off-Balance Sheet Arrangements

None; not applicable.

Item 3(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The reverse split became effective following notice thereof to the National Association of Securities Dealers, Inc. (the “NASD”) and the subsequent advice from the NASD of its effectiveness on February 15, 2007. See “Part II – Other Information -- Item 6. Exhibits and Reports on Form 8-K” below.

Item 5. Other Information

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock, representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

In addition, pursuant to a Share Escrow and Reset Agreement (the “Reset Agreement”) entered into among the Purchaser, the Sellers’ Representative, the Sellers, the Company and the escrow agent thereunder contemporaneously with the Stock Purchase Agreement, the Sellers placed in escrow an additional 423,928 shares of the Company’s Common Stock currently owned by them (the “Escrow Shares”), which represent all but 70 of the remaining shares of the Company’s Common Stock owned by the Sellers. Pursuant to the Reset Agreement, upon the acquisition by the Company, within five years following the closing under the Stock Purchase Agreement, of one or more companies having a combined enterprise value of at least $10 million (“Threshold Acquisitions”), the Escrow Shares will reset, at that time, to a number of newly-issued shares of the Company’s Common Stock that will represent (collectively with the 70 shares previously retained by the Sellers) 5% of the Company’s then fully-diluted Common Stock. In the event that Threshold Acquisitions do not occur within that five-year period, all of the Escrow Shares will be released to the Sellers without any reissuance or adjustment in their amount.

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to our Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007. See “Part II – Other Information -- Item 6. Exhibits and Reports on Form 8-K” below.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

DEF 14C Definitive Information Statement filed on December 27, 2006*

Schedule 14F-1 filed on July 3, 2007*

31.1 302 Certification of Alan D. Gordon

31.2 302 Certification of Shelley Goff

32 Section 906 Certification.

(b) Reports on Form 8-K

Form 8-K as filed on February 15, 2007.*

Form 8-K as filed on July 3, 2007.*

*Previously filed and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	August 14, 2007	By:	/s/Alan D. Gordon

President and Chief Executive Officer

Date:	August 14, 2007	By:	/s/Shelley Goff

Secretary and Chief Financial Officer