Form 10QSB
period 2007-09-30
ATLANTICA INC
filed 2007-11-19
CIK 1062506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Richland, Gordon & Company

9330 Sears Tower

233 S. Wacker Drive

Chicago, Illinois 60606

(Address of Principal Executive Offices)

(312) 382-9330

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 16, 2007 - 2,458,590 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

September 30, 2007

C O N T E N T S

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Unaudited Financial Statements 6

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$28,827	$419
Accounts Payable - Related Party	—	46,010
Interest Payable	—	10,986
Total Current Liabilities	28,827	57,415
Total Liabilities	28,827	57,415

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital – See Note 3	125,456	58,985
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through September 30, 2007	1,102,171	1,140,054
Total Stockholders' Equity (Deficit)	(28,827)	(57,415)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
					of Development
	For the		For the		Stage on
	Three Months Ended		Nine Months Ended		January 1, 1997
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	28,827	1,514	35,772	6,349	132,208
Interest Expense	0	858	2,111	2,506	118,508
Total Expenses	28,827	2,372	37,883	8,855	250,716

LOSS BEFORE EXTRAORDINARY ITEMS	(28,827)	(2,372)	(37,883)	(8,855)	(250,716)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	—	—	1,352,887

NET INCOME (LOSS)	$(28,827)	$(2,372)	$(37,883)	$(8,855)	$1,102,171

BASIC LOSS PER SHARE	(0.01)	(0.00)	(0.02)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Nine Months Ended		January 1, 1997
	September 30,		through
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(37,883)	$(8,855)	$1,102,171
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	35,772	6,349	72,188
Increase in accrued interest	2,111	2,506	119,297
Net Cash Used For Operating Activities	—	—	(56,826)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$2,405
Contributions of related party payables to equity	$66,471	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operation for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited condensed financial statements have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

No expenses during the nine months ended September 30, 2007 were paid by any related parties, however, we do have an agreement that these expenses will be paid by a shareholder of the Company and recorded as loans to shareholders, which agreement is revocable by that shareholder at any time.  We have accrued expenses totaling $28,827 at September 30, 2007, which we expect will be paid by that shareholder of the Company.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2007

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

There were no issuances of Company stock during the three-month period ended September 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The Company has had no operations during the quarterly period ended September 30, 2007, nor do we have operations as of the date of this filing.  General and administrative expenses were $28,827 for the September 30, 2007, period compared to $1,514 for the September 30, 2006, period. General and administrative expenses for the three months ended September 30, 2007, were comprised mainly of accounting and legal fees. We had a net loss of $28,827 for the September 30, 2007, period compared to a net loss of $2,372 for the September 30, 2006, period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The Company has had no operations during the nine-month period ended September 30, 2007, nor do we have operations as of the date of this filing.  General and administrative expenses for the nine months ended were $35,772 for the September 30, 2007, nine-month period compared to $6,349 for the September 30, 2006, nine-month period.  We had interest expense of $2,111 for the nine-month period ended September 30, 2007 compared to $2,506 for the nine-month period ended September 30, 2006.  We had a net loss of $37,883 for the September 30, 2007, nine-month period compared to a net loss of $8,855 for the September 30, 2006, nine-month period.

Liquidity

As of September 30, 2007, we had $0 in cash, with $28,827 in current liabilities.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended September 30, 2007.

Item 3(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and CFO, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period represented by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarterly period ended September 30, 2007.

Use of Proceeds of Registered Securities

No proceeds were received from the sale of registered securities during the quarterly period ended September 30, 2007.

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

ATLANTICA, INC.

Date:	November19, 2007	By:	/s/Alan D. Gordon

President and Chief Executive Officer

Date:	November 19, 2007	By:	/s/Shelley Goff

Secretary and Chief Financial Officer