Form 10KSB
period 2007-12-31
ATLANTICA INC
filed 2008-04-15
CIK 1062506

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-24379

Atlantica, Inc.

(Name of Small Business Issuer in its Charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

c/o Richland Gordon & Company

9330 Sears Tower

233 S. Wacker Drive

Chicago, Illinois 60606

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (312) 382-9330

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.0001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X] No   (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

April 15, 2008 - $49.17. There are approximately 491,718 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.0001 per share.

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

April 15, 2008: Common - 2,458,590

April 15, 2008: Preferred - 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

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

On October 30, 2002, the Board of Directors resolved to appoint new officers and directors since Gregory Aurre II, Gregory Aurre III and Amerika Aurre all resigned, in seriatim, from any and all capacity as officers and directors. Thomas J. Howells was appointed as President and director, Terry Jenson as Vice President and director and Travis T. Jenson as Secretary and director.

On November 12, 2002, the 23,908,000 shares held by Gregory Aurre II, was foreclosed on to satisfy debt in the amount of $80,000, owed to Duane S. Jenson. Mr. Jenson had personally loaned Mr. Aurre the $80,000 which was secured solely by Mr. Aurre’s shares of the Company. Subsequent to foreclosing on the shares of Mr. Aurre’s that were held by Mr. Jenson as security for the loan, Mr. Jenson elected to gift a portion of those shares to his son, Travis T. Jenson, as well as to a business associate, Thomas J. Howells, and a long-time friend and legal counsel, Leonard W. Burningham, Esq.

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

On December 27, 2006 we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one-for-10 (1:10) pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”).  The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.  Please see the Exhibit Index, Part III, Item 13, for a copy of the Definitive Information Statement, as filed on December 27, 2006, which is incorporated herein by reference.

These resolutions were unanimously adopted by our Board of Directors. Duane S. Jenson, and his son, Travis T. Jenson, who, at that time, collectively, beneficially owned 16,000,683 shares of our common stock or approximately 65.1% of our outstanding voting securities, agreed to and intended to vote in favor of the Proposals at the Meeting. No other votes were required or necessary to adopt these Proposals.

The Meeting was held at 4685 South Highland Drive, #202, Salt Lake City, Utah, 84117, on January 26, 2007, at 11:00 o’clock a.m., Mountain Standard Time.  Present at the Meeting was Leonard W. Burningham, Esq., former counsel for the Company, Duane S. Jenson and Travis T. Jenson, representing 19,908,683 shares, or approximately 81%, of the 24,581,458 shares of our outstanding voting securities at that time.

All shares represented at the Meeting voted in favor of both Proposals.  The reverse split subsequently became effective on February 15, 2007.  That stock split is reflected herein on a retroactive basis.

On June 29, 2007, pursuant to a Stock Purchase Agreement among Mirabella Holdings, LLC, (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S.

Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers, the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s common stock (the “Acquisition”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash.  Upon the closing of the Acquisition, Duane S. Jenson and Terry Jenson resigned as directors and executive officers, Shelley Goff resigned as a director, retained her office as the Company’s Secretary and was elected the Company’s Chief Financial Officer; and Alan D. Gordon was appointed as the Company’s President and Chief Executive Officer.  In connection with the Acquisition and effective July 16, 2007, Alan D. Gordon, Frederick G. Pierce, II and Richard F. Strup were appointed as directors, and Duane S. Jenson, Terry Jenson and Shelley Goff resigned as directors.  See the 8-K Current Report dated June 29, 2007 and filed with the Securities and Exchange Commission on July 3, 2007, and see the Schedule 14F-1 Information Statement filed with the Securities and Exchange Commission on July 3, 2007 and mailed to our stockholders on or about July 5, 2007.  See Part III Items 12 and 13 of this Report.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, any such compensation could take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.

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

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high-risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

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

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2007, 2006, 2005, 2004, 2003 and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

Under the January, 2000 letter from Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, to Ken Work, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. (referred to by many members of the securities community as the “Wulff letter”), the free tradability of certain shares issued to our promoters or founders or affiliates in any transaction with us can be restricted to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter and the shares of our common stock held by certain of our current and former affiliates and certain shares that may in the future be held by certain of our affiliates may be subject to the restrictions provided under the Wulff letter.

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

* An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation.

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

No Market for Common Stock; No Market for Shares.

On or about January 5, 2006, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol AIAN. We received a new symbol of “ATTC” in conjunction with the reverse split as discussed under the caption “Business Development” herein. There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

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

There has been no “established public market” for the Company’s common stock. On January 5, 2006, our Company obtained a trading symbol “AIAN” on the OTC Bulletin Board of the NASD. We received a new symbol of “ATTC” in conjunction with the reverse split as discussed under the caption “Business Development” herein. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

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

Item 2. Description of Property.

Our Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of Alan D. Gordon, who is our President and a director and an affiliate of Mirabella Holdings, LLC (our current majority stockholder), which are provided at no cost to the Company.  See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Gordon of providing the use of his office and telephone have been minimal.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on January 5, 2006 under the symbol “AIAN”. We received a new symbol of “ATTC” in conjunction with the reverse split as discussed under the caption “Business Development” herein. There is currently no established “trading market” for shares of common stock of the Company.  Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

The bid and offer price for the shares of common stock of our Company for the quarterly periods from January 5, 2006 through December 31, 2007 are as follows:

	Closing Bid		Closing Ask
	High	Low	High	Low
January 05 – March 31, 2006	.05	.05	NONE	NONE
April 3 – June 30, 2006	.05	.05	NONE	NONE
July 3 – September 29, 2006	.05	.05	NONE	NONE
October 2 – December 29, 2006	.05	.05	NONE	NONE
January 1 - March 31, 2007	.40	.40	NONE	NONE
April 1 - June 30, 2007	.40	.40	NONE	NONE
July 1, 2007 - September 30, 2007	.40	.40	NONE	NONE
October 1 - December 31, 2007	.40	.40	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 662, not including an indeterminate number who may hold shares in “street name.”

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

Use of Proceeds of Registered Securities.

There were no proceeds received during the calendar year ended December 31, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

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

At December 31, 2007, the Company’s had no assets. See the Index to Financial Statements, Item 7 of this Annual Report.

During the period ended December 31, 2007, the Company had a net loss of $52,509, resulting from operations, as compared to a net loss of $12,888 for the same period ended December 31, 2006. Cumulative income totaled $1,087,545 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees and accounting fees.  See the Index to Financial Statements, Item 7 of this Report.

During calendar 2007, expenses were paid by principal stockholders of the Company in the aggregate amount of $8,220, $6,945 of which, along with other payables of the Company due to one of those principal stockholders, was converted by that stockholder into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account; and during calendar 2006, additional expenses by a principal stockholder totaled $10,693. The aggregate amount of $1,275 outstanding as of December 31, 2007 currently is unsecured, bears no interest, and is due and payable to the Company’s principal stockholder on demand.

While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2007.

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

Item 7. Financial Statements.

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm                                                                                    17

Balance Sheets

18

Statements of Operations

19

Statements of Stockholders' Equity (Deficit)

20

Statements of Cash Flows

21

Notes to Audited Financial Statements

22- 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Atlantica, Inc.

(A Development Stage Company)

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on January 1, 1997 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Atlantica, Inc. (a development stage company) as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on January 1, 1997 through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Atlantica, Inc.’s (a development stage company) internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, in its present situation, it is doubtful the business would be able to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, UT

April 14, 2008

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$41,125	$419
Accounts Payable - Related Party	2,328	46,010
Interest Payable	—	10,986
Total Current Liabilities	43,453	57,415
Total Liabilities	43,453	57,415

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital – See Note 3 and Note 5	125,456	58,985
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through December 31, 2007	1,087,545	1,140,054
Total Stockholders' Equity (Deficit)	(43,453)	(57,415)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		through
	2007	2006	December 31, 2007
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	50,398	9,462	146,834
Interest Expense	2,111	3,426	118,508
Total Expenses	52,509	12,888	265,342

LOSS BEFORE EXTRAORDINARY ITEMS	(52,509)	(12,888)	(265,342)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(52,509)	$(12,888)	$1,087,545

BASIC LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	67,625
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	$246	$125,456	$(169,155)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				$1,087,545
Accumulated deficit				$(169,155)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		through
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(52,590)	$(12,888)	$1,087,545
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	50,398	9,462	86,814
Increase in accrued interest	2,111	3,426	119,297
Net Cash Used For Operating Activities	—	—	(56,826)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$66,471	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

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

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                 For the Year Ended December 31, 2007

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(52,509)	2,458,590	(0.02)

                                                                 For the Year Ended December 31, 2006

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(12,888)	2,458,590	(0.00)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

g. Revenue Recognition Policy

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

h. Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006.  SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We have noted that the Company has one item that would be subject to FIN 48, in that the Company has yet to file past tax returns.  The Company is working with the accounting firm to have all returns filed no later than the end of the second quarter.  We believe that the adoption of FIN 48 will not have a material impact on our results of operations due to the ongoing net losses incurred by the Company, which will offset any taxable income that may arise.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities.  Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy.  This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 may have on our financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
NOL Carryforward	$20,375	$44,300
Related Party Accruals	1,234	4,285
Deferred tax liabilities
Valuation allowance	(21,609)	(48,585)
Net deferred tax asset	$—	$—

The valuation allowance decreased by $26,976 from $48,585 to $21,609 during the year ended December 31, 2007.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(20,479)	$(5,026)
Accrued Expenses-Related	4,285	-
Other	-	(40)
NOL Limitation	43,170	-
Change in Valuation allowance	(29,976)	5,066
	$—	$—

At December 31, 2007, the Company had net operating loss carryforwards of approximately $52,244 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2007 have been adjusted to reflect the limitations imposed.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

NOTE 2 - INCOME TAXES (Continued

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the  state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately a $0 increase in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$ -
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(-)
Settlements	(-)
Balance at December 31, 2007	$ -

Included in the balance at December 31, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007, 2006, and 2005, the Company recognized no in interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2007, and 2006, respectively.

NOTE 3 - GAIN ON EXTINGUISHMENT OF DEBT

In 1990, the Company signed as a guarantor of a mortgage. The primary mortgager has defaulted on the loan so the Company recorded the liability on its books.

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

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007

NOTE 4 - COMMON STOCK

On March 13, 1998, the Company approved a one-for-20 (1:20) reverse stock split. After the split, the Company had authorized 25,000,000 shares and changed the par value from $0.01 to $0.0001. On this same date, 24,050,000 shares were issued to the directors of the Company for services rendered, valued at $0.0001 per share. The stock split is reflected on a retroactive basis.

On January 26, 2007, the majority stockholders of the Company voted in favor of amending and restating the Company’s Articles of Incorporation to change the total number of shares which the corporation shall be authorized to issue to 60,000,000 shares of capital stock, such total number of shares shall consist of 50,000,000 shares of $0.0001 par value common voting stock and 10,000,000 shares of preferred stock, having a par value of $0.0001 per share. The majority stockholders also approved a one-for-ten (1:10) reverse stock split of the Company’s issued and outstanding common shares, which became effective on February 15, 2007. The stock split is reflected on a retroactive basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, all such loans, along with an additional $6,945 of expenses of paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the year ended December 31, 2007 were paid by certain related parties and recorded as loans to shareholders totaling $1,275 at December 31, 2007.

NOTE 6 – CHANGE IN CONTROL OF ISSUER

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock (the “Acquired Shares”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

December 31, 2007

NOTE 6 – CHANGE IN CONTROL OF ISSUER ( Continued)

In addition, pursuant to a Share Escrow and Reset Agreement (the “Reset Agreement”) entered into among the Purchaser, the Sellers’ Representative, the Sellers, the Company and the escrow agent thereunder contemporaneously with the Stock Purchase Agreement, the Sellers placed in escrow an additional 423,928 shares of the Company’s Common Stock currently owned by them (the “Escrow Shares”), which represent all but 70 of the remaining shares of the Company’s Common Stock owned by the Sellers. Pursuant to the Reset Agreement, upon the future acquisition by the Company, within the five-year period following June 29, 2007 (the “Acquisition Period), of one or more companies having a combined enterprise value of at least $10 million (a “Threshold Acquisition”), the Escrow Shares will reset, at that time, to a number of newly-issued shares of the Company’s Common Stock that will represent (collectively with the 70 shares previously retained by the Sellers) 5% of the Company’s then fully-diluted Common Stock. In the event that a Threshold Acquisition does not occur within the Acquisition Period, all of the Escrow Shares will be released to the Sellers without any reissuance or adjustment in their amount.  Also, pursuant to the Reset Agreement, in the event that, at any time during the period commencing on June 29, 2007 and ending on the earlier of (i) the second anniversary of a Threshold Acquisition that occurs within the Acquisition Period or (ii) June 29, 2012 (the “Registration Right Period”), the Company proposes to register any of the Acquired Shares then held by Richland, Gordon & Company or any of its affiliates (which would currently include the Purchaser), the Sellers’ Representative has the right, exercisable on one occasion during the Registration Right Period, to require the Company to use its commercially reasonable efforts to also register the Escrow Shares and the other shares of the Company’s common stock that were held by the Sellers on June 29, 2007, subject to the terms and conditions contained in the Reset Agreement.

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to the Company’s Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007.  See Part III, Item 13.

NOTE 7 - GOING CONCERN

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $1,275 in expenses for the Company in the year ended December 31, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of our President and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Held	Designation	or Resignation
Alan D. Gordon	President and Chief Executive Officer	6/29/07	*
	Director	7/16/07	*
Shelley Goff	Secretary	11/30/04	*
	Director	11/30/04	7/16/07
	Chief Financial Officer	6/29/07	*
Frederick G. Pierce, II	Director	7/16/07	*
Richard F. Strup	Director	7/16/07	*
Duane S. Jenson	President	11/30/04	6/29/07
	Director	11/30/04	7/16/07
Terry Jenson	Vice President	11/30/04	6/29/07
	Director	11/30/04	7/16/07

* These persons presently serve in the capacities indicated.

Business Experience

Alan D. Gordon.  Mr. Gordon is 52 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and director, is 47 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 53 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Richard F. Strup.  Mr. Strup is 55 years of age.  Mr. Strup has served as the Executive Vice President, Corporate Strategy of Reyes Holdings since 2003 and from 1999 to 2003, he served as both the Managing Director of Miller International and as the Senior Vice President of Corporate Strategy for Miller Brewing Co.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

None.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based on a review of the copies of such reports, the Company believes that, during the fiscal year ending December 31, 2007, its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions:  (i) Frederick G. Pierce II, a director of the Company, and Richard F. Strup, a director of the Company, each inadvertently filed late their  Form 3, reporting their initial holdings of the Company’s common stock upon becoming a director of the Company on July 16, 2007, and (ii) Alan D. Gordon, the President and Chief Executive Officer and a director of the Company, inadvertently filed late an amendment to his Form 3, reporting his holdings of the Company’s common stock upon becoming a director of the Company on July 16, 2007.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Duane S. Jenson	12/31/07	0	0	0	0	0	0	0	0
President	12/31/06	0	0	0	0	0	0	0	0
Director	12/31/05	0	0	0	0	0	0	0	0

Terry Jenson	12/31/07	0	0	0	0	0	0	0	0
Vice President	12/31/06	0	0	0	0	0	0	0	0
Director	12/31/05	0	0	0	0	0	0	0	0

Shelley Goff	12/31/07	0	0	0	0	0	0	0	0
Secretary	12/31/06	0	0	0	0	0	0	0	0
Director	12/31/05	0	0	0	0	0	0	0	0

Alan D. Gordon	12/31/07	0	0	0	0	0	0	0	0
President and Chief Executive Officer, Director

Frederick G. Pierce, II	12/31/07	0	0	0	0	0	0	0	0
Director

Richard F. Strup	12/31/07	0	0	0	0	0	0	0	0
Director

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the calendar year ended December 31, 2007. Further, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2007 and to the date hereof:

Ownership of Principal Shareholders

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	1,966,872	(2)	80.0%
Thomas Howells	152,614		6.2%
Travis Jenson	152,614		6.2%

(1)

For purposes of this calculation, the number of shares of common stock outstanding is 2,458,590.

(2)

Includes 1,966,872 shares owned by Mirabella Holdings, LLC, a Delaware limited liability company owned by the Alan D. Gordon GS Trust.  Mr. Gordon is the trustee of the Alan D. Gordon GS Trust and in such capacity may be deemed to have voting and dispositive power over the shares owned by Mirabella Holdings, LLC.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2007 and to the date hereof:

Ownership of Management

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer, Director(2)	1,966,872	(2)	80.0%
Shelley Goff, Director, Chief Financial Officer and Secretary	0		0.0%
Fredrick G. Pierce II, Director	0		0.0%
Richard F. Strup, Director	0		0.0%
All current directors and executive officers as a group (4 persons)	1,966,872		80.0%

(1)

For purposes of this calculation, the number of shares of common stock outstanding was 2,458,590.

(2)

Includes 1,966,872 shares owned by Mirabella Holdings, LLC, a Delaware limited liability company owned by the Alan D. Gordon GS Trust.  Mr. Gordon is the trustee of the Alan D. Gordon GS Trust and in such capacity may be deemed to have voting and dispositive power over the shares owned by Mirabella Holdings, LLC.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock (the “Acquired Shares”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

In addition, pursuant to a Share Escrow and Reset Agreement (the “Reset Agreement”) entered into among the Purchaser, the Sellers’ Representative, the Sellers, the Company and the escrow agent thereunder contemporaneously with the Stock Purchase Agreement, the Sellers placed in escrow an additional 423,928 shares of the Company’s Common Stock currently owned by them (the “Escrow Shares”), which represent all but 70 of the remaining shares of the Company’s Common Stock owned by the Sellers. Pursuant to the Reset Agreement, upon the future acquisition by the Company, within the five-year period following June 29, 2007 (the “Acquisition Period), of one or more companies having a combined enterprise value of at least $10 million (a “Threshold Acquisition”), the Escrow Shares will reset, at that time, to a number of newly-issued shares of the Company’s Common Stock that will represent (collectively with the 70 shares previously retained by the Sellers) 5% of the Company’s then fully-diluted Common Stock. In the event that a Threshold Acquisition does not occur within the Acquisition Period, all of the Escrow Shares will be released to the Sellers without any reissuance or adjustment in their amount.  Also, pursuant to the Reset Agreement, in the event that, at any time during the period commencing on June 29, 2007 and ending on the earlier of (i) the second anniversary of a Threshold Acquisition that occurs within the Acquisition Period or (ii) June 29, 2012 (the “Registration Right Period”), the Company proposes to register any of the Acquired Shares then held by Richland, Gordon & Company or any of its affiliates (which would currently include the Purchaser), the Sellers’ Representative has the right, exercisable on one occasion during the Registration Right Period, to require the Company to use its commercially reasonable efforts to also register the Escrow Shares and the other shares of the Company’s common stock that were held by the Sellers on June 29, 2007, subject to the terms and conditions contained in the Reset Agreement.

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to the Company’s Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007.  See Part III, Item 13.

Other than the transactions pursuant to the Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement, there were no other material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Item 13. Exhibits

Exhibits

Exhibit No.

Description of Exhibits

2.1

Stock Purchase Agreement, dated as of June 29, 2007, among Mirabella Holdings, LLC, Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham, and Leonard W. Burningham, as the representative of the sellers thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K report, filed on July 3, 2007).

3.1

Articles of Incorporation of the Company (incorporated herein by reference to Exhibits 99.B and 99.C to the Company’s Form 10-SB Registration Statement, filed on June 3, 1998, as amended).

3.2

Amended Articles of Incorporation of the Company (incorporated by reference to the Company’s DEF 14C Definitive Information Statement filed on or about December 27, 2006).

3.3

By-Laws of the Company (incorporated by reference to Exhibit 3 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

10.1

Escrow Agreement, dated as of June 29, 2007, among Mirabella Holdings, Leonard W. Burningham, as the representative of the sellers and the escrow agent thereunder  (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K report, filed on July 3, 2007).

10.2

Share Escrow and Reset Agreement, dated as of June 29, 2007, among Mirabella Holdings, LLC, Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham, Leonard W. Burningham, as the representative of the sellers, the Company  and the escrow agent thereunder  (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K report, filed on July 3, 2007).

14

Code of Ethics of the Company (incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

31.1*

Certification of Alan D. Gordon, the Company’s President and Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Shelley Goff, the Company’s Secretary and Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*

Certification of Alan D. Gordon and Shelley Goff pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K as filed on January 9, 2006 (previously filed and incorporated herein by reference).

Schedule 14F-1 filed on July 3, 2007 (previously filed and incorporated herein by reference).

Numbers with (*) indicate exhibits that are filed herewith.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2007, and 2006:

Fee Category	2007	2006
Audit Fees	$10,700	$8,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,700	$8,500

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	April 15, 2008	By:	/s/Alan D. Gordon
Alan D. Gordon, President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	April 15, 2008	By:	/s/Alan D. Gordon
Alan D. Gordon, President, Chief Executive Officer and Director

Date:	April 15, 2008	By:	/s/Shelley Goff
Shelley Goff, Secretary and Chief Financial Officer

Date:	April 15, 2008	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II, Director

Date:	April 15, 2008	By:	/s/Richard F. Strup
Richard F. Strup, Director