Form 10-Q
period 2008-03-31
ATLANTICA INC
filed 2008-05-15
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

ATLANTICA, INC.

(Exact name of Registrant as specified in its charter)

Utah	43-0976473
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Richland Gordon & Company

9330 Sears Tower

233 S. Wacker Drive

Chicago, Illinois 60606

(Address of Principal Executive Offices)

(312) 382-9330

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 1, 2008 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

March 31, 2008 (Unaudited) and December 31, 2007

4

—

Unaudited Statements of Operations,

for the three months ended March 31, 2008

and 2007 and from inception of Development

Stage on January 1, 1997 through March 31, 2008

5

—

Unaudited Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and from inception of Development

Stage on January 1, 1997 through March 31, 2008

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$50,393	$41,125
Accounts Payable - Related Party	7,127	2,328
Interest Payable	—	---
Total Current Liabilities	57,520	43,453
Total Liabilities	57,520	43,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through March 31, 2008	1,073,478	1,087,545
Total Stockholders' Equity (Deficit)	(57,520)	(43,453)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Three Months Ended		January 1, 1997
	March 31,		through
	2008	2007	March 31, 2008
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	14,067	5,750	160,901
Interest Expense	---	1,044	118,508
Total Expenses	14,067	6,794	279,409

LOSS BEFORE EXTRAORDINARY ITEMS	(14,067)	(6,794)	(279,409)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(14,067)	$(6,794)	$1,073,478

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

 ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

				From Inception
				of Development
	For the			Stage on
	Three Months Ended			January 1, 1997
	March 31,			Through
	2008		2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)		$(14,067)	$(6,794)	$1,073,478
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services		—	—	2,405
Extinguishment of debt		—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party		14,067	5,750	100,881
Increase in accrued interest		---	1,044	119,297
Net Cash Used For Operating Activities		—	—	(56,826)

CASH FLOWS FROM INVESTING ACTIVITIES		—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder		—	—	56,826
Net Cash Provided by Financing Activities		—	—	56,826
NET INCREASE (DECREASE) IN CASH		—	—	—
CASH AT BEGINNING OF PERIOD		—	—	—
CASH AT END OF PERIOD		$—	$—	$—

CASH PAID FOR:

Interest		$—	$—	$—
Taxes		$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$	---	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

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

March 31, 2008

NOTE 2 - LIQUIDITY / GOING CONCERN

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $4,169 in expenses for the Company in the quarter ended March 31, 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were $4,169 in expenses during the three months ended March 31, 2008 paid by a related party.  While we currently have an agreement that expenses will be paid by a shareholder of the Company and recorded as loans to shareholders, this agreement is revocable by that shareholder at any time.  We have accrued expenses totaling $52,076 at March 31, 2008, which we expect will be paid by that shareholder of the Company.

We owe our Chief Financial Officer $1,683 for accounting services provided during the quarter.  This amount has been recognized as a payable to related party and expensed.

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

There were no issuances of Company stock during the three-month period ended March 31, 2008.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Period Ended March 31,
	2008	2007
Loss available to common shareholders (numerator)	$(14,067)	$(6,794)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	2,458,590	2,458,590
Basic loss per share	$(0.01)	$(0.00)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2008

NOTE 5 - LOSS PER SHARE (Continued)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingencies -The Company has not been active for several years.  Management believes that there are no unrecorded valid outstanding liabilities from prior operations.  If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law.  Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid no amount has been accrued in these financial statements for any such contingencies.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to our Company may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

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

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Company has had no operations during the quarterly period ended March 31, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $14,067 for the March 31, 2008, period compared to $5,750 for the March 31, 2007, period. General and administrative expenses for the three months ended March 31, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $14,067 for the March 31, 2008, period compared to a net loss of $6,794 for the March 31, 2007, period.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Utah.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Alan D. Gordon, President, Chief Executive Officer, and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Shelley Goff, Secretary and CFO

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Alan D. Gordon, President and Chief Executive Officer and Shelley Goff, Secretary and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ATLANTICA, INC.

Date:	May 15, 2008	By:	/s/Alan D. Gordon

President, Chief Executive Officer, and Director

Date:	May 15, 2008	By:	/s/Shelley Goff

Secretary and Chief Financial Officer