Form 10KSB/A
period 2007-12-31
ATLANTICA INC
filed 2008-05-16
CIK 1062506

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-1

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

April 15, 2008: Preferred - 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

Explanatory Note

This Amendment to Atlantica, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed on April 15, 2008, is being filed solely to: (i) revise the second sentence of the last paragraph of the Report of Independent Registered Public Accounting Firm (HJ & Associates, LLC) on Page 17; and (ii) correct several typographical errors in the punctuation of the Statement of Operations on Page 19 and correct several typographical errors in the Description of Exhibits in Item 13 on Page 35, none of which errors are material. Other than these corrections, none of the information contained in our Form 10-K filed on April 15, 2008 has been revised or amended.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has not established revenues sufficient to cover its operating costs and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.2

Amended Articles of Incorporation of the Company (incorporated by reference to the Company’s DEF 14C Definitive Information Statement, filed on or about December 27, 2006).

3.3

By-Laws of the Company (incorporated by reference to Exhibit 3 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

10.1

Escrow Agreement, dated as of June 29, 2007, among Mirabella Holdings, LLC, Leonard W. Burningham, as the representative of the sellers and the escrow agent thereunder  (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K report, filed on July 3, 2007).

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

ATLANTICA, INC.

Date:	May 15, 2008	By:	/s/Alan D. Gordon
Alan D. Gordon, President, Chief Executive Officer and Director