Form 10-Q
period 2008-09-30
ATLANTICA INC
filed 2008-11-19
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 19, 2008 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

September 30, 2008 (Unaudited) and December 31, 2007

4

—

Unaudited Statements of Operations,

for the three months and nine months ended September 30, 2008 and 2007 and from inception of Development

Stage on January 1, 1997 through September 30, 2008

5

—

Unaudited Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from inception of Development

Stage on January 1, 1997 through September 30, 2008

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$98,722	$41,125
Accounts Payable - Related Party	18,198	2,328
Interest Payable	—	---
Total Current Liabilities	116,920	43,453
Total Liabilities	116,920	43,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through September 30, 2008	1,014,078	1,087,545
Total Stockholders' Equity (Deficit)	(116,920)	(43,453)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
					of Development
	For the		For the		Stage on
	Three Months Ended		Nine Months Ended		January 1, 1997
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	12,867	28,827	73,467	35,772	220,301
Interest Expense	-	-	-	2,111	118,508
Total Expenses	12,867	28,827	73,467	37,883	338,809

LOSS BEFORE EXTRAORDINARY ITEMS	(12,867)	(28,827)	(73,467)	(37,883)	(338,809)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	—	—	1,352,887

NET INCOME (LOSS)	$(12,867)	$(28,827)	$(73,467)	$(37,883)	$1,014,078

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

 ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

				From Inception
				of Development
	For the			Stage on
	Nine Months Ended			January 1, 1997
	September 30,			Through
	2008		2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)		$(73,467)	$(37,883)	$1,014,078
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services		—	—	2,405
Extinguishment of debt		—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party		73,467	35,772	160,281
Increase in accrued interest		---	2,111	119,297
Net Cash Used For Operating Activities		—	—	(56,826)

CASH FLOWS FROM INVESTING ACTIVITIES		—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder		—	—	56,826
Net Cash Provided by Financing Activities		—	—	56,826
NET INCREASE (DECREASE) IN CASH		—	—	—
CASH AT BEGINNING OF PERIOD		—	—	—
CASH AT END OF PERIOD		$—	$—	$—

CASH PAID FOR:

Interest		$—	$—	$—
Taxes		$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$	---	$66,471	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2008

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

September 30, 2008

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid expenses for the Company in the amount of $12,233 during the quarter ended September 30, 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were $12,867 in expenses during the three months ended September 30, 2008 paid by a related party.  While we currently have an agreement that expenses will be paid by a shareholder of the Company and recorded as loans to shareholders, this agreement is revocable by that shareholder at any time.  We had payables totaling $98,722 at September 30, 2008, which we expect will be paid by the shareholder of the Company.

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

There were no issuances of Company stock during the three-month period ended September 30, 2008.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,2008	For the Nine Months Ended September 30, 2008
Loss available to common shareholders (numerator)	$(12,867)	$(73,467)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	2,458,590	2,458,590
Basic loss per share	$(0.01)	$(0.03)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2008

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The Company has had no operations during the quarterly period ended September 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $12,867 for the September 30, 2008, period compared to $28,827 for the September 30, 2007, period. General and administrative expenses for the three months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $12,867 for the September 30, 2008, period compared to a net loss of $28,827 for the September 30, 2007, period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The Company has had no operations during the nine months ended September 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $73,467 for the nine months ended September 30, 2008, period compared to $35,772 for the September 30, 2007, period. General and administrative expenses for the nine months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $73,467 for the nine months ended September 30, 2008, period compared to a net loss of $37,883 for the September 30, 2007, period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	November 19, 2008	By:	/s/Alan D. Gordon

President, Chief Executive Officer, and Director

Date:	November 19, 2008	By:	/s/Shelley Goff

Secretary and Chief Financial Officer