Form 10-K
period 2008-12-31
ATLANTICA INC
filed 2009-05-01
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-24379

ATLANTICA, INC.

(Exact Name of registrant as specified in its Charter)

Utah	43-0976473
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Richland, Gordon & Company

9330 Sears Tower

233 S. Wacker Drive

Chicago, Illinois 60606

 (Address of Principal Executive Offices)

(312) 382-9330

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2008.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of April 15, 2009, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Atlantica, Inc.,” “Atlantica,” the “Company,” “we,” “us,” “our” and words of similar import refer to Atlantica, Inc., the Registrant.

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Development

Our Company was organized pursuant to the laws of the State of Utah on March 3, 1938, under the name “Red Hills Mining Company,” with an authorized capital of $20,000 divided into 2,000,000 shares of common stock of a par value of $0.01 per share. Our Company was formed for the primary purpose of conducting the business of mining in all of its branches.

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

On November 30, 2004 Thomas J. Howells resigned as President and a director and Travis T. Jenson resigned as Secretary and a director.  Shelley Goff and Duane S. Jenson were appointed as Secretary and President, respectively. Mr. Jenson and Ms. Goff were also directors.

A copy of our Bylaws was attached to our Annual Report for the year ended December 31, 2001, and is incorporated herein by reference. See Part IV, Item 15.

A copy of our Articles of Incorporation, as amended, was attached to our initial Registration Statement on Form 10-SB and is incorporated herein by reference. See Part IV, Item 15.

On December 27, 2006 we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one-for-10 (1:10) pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”).  The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.  Please see the Exhibit Index, Part IV, Item 15, for a copy of the Definitive Information Statement, as filed on December 27, 2006, which is incorporated herein by reference.

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

On June 29, 2007, pursuant to a Stock Purchase Agreement among Mirabella Holdings, LLC, (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers, the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s common stock (the “Acquisition”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash.  Upon the closing of the Acquisition, Duane S. Jenson and Terry Jenson resigned as directors and executive officers, Shelley Goff resigned as a director, retained her office as the Company’s Secretary and was elected the Company’s Chief Financial Officer; and Alan D. Gordon was appointed as the Company’s President and Chief Executive Officer.  In connection with the Acquisition and effective July 16, 2007, Alan D. Gordon, Frederick G. Pierce, II and Richard F. Strup were appointed as directors, and Duane S. Jenson, Terry Jenson and Shelley Goff resigned as directors.  See the 8-K Current Report dated June 29, 2007 and filed with the Securities and Exchange Commission on July 3, 2007, and see the Schedule 14F-1 Information Statement filed with the Securities and Exchange Commission on July 3, 2007 and mailed to our stockholders on or about July 5, 2007.  See Part IV, Item 15 of this Report.

Description of Business

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since March 7, 1997.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”) adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading in “Rule 144” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’s or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’s or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’s or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.  In this regard, see the description of our management services agreement with Richland, Gordon & Company contained in Part III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and business combinations by us.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities, other than pursuant to our management services agreement with Richland, Gordon & Company.   See the description of our management services agreement with Richland, Gordon & Company contained in Part III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and business combinations by us.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with our lack of any substantive operations for many years.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Number of Total Employees and Number of Full Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2:  PROPERTIES

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

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about January 5, 2006, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “AIAN”; we received a new symbol of “ATTC” in conjunction with the reverse split as discussed under the caption “Business Development” herein.  However, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2007. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

	Closing Bid
	High	Low
January 1 - March 31, 2007	.40	.40
April 1 - June 30, 2007	.40	.40
July 1 - September 30, 2007	.40	.40
October 1 - December 31, 2007	.40	.40
January 1 - March 31, 2008	.40	.40
April 1 - June 30, 2008	.40	.40
July 1 - September 30, 2008	.40	.40
October 1 - December 31, 2008	.40	.40

Rule 144

The following is a summary of the current requirements of Rule 144:

Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)

Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)

No or nominal assets;

(2)

Assets consisting solely of cash and cash equivalents; or

(3)

Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

We currently have 662 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are currently no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have had no recent sales of restricted securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Statements made in this Annual Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and actual results may differ materially from those set forth in the forward-looking statements, depending upon a number of factors, many of which are beyond our control.  These factors include, but are not limited to, the following: general economic or industry conditions; nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Mirabella Holdings, LLC ("Mirabella"), our majority shareholder, although Mirabella is under no obligation to provide any such loans in the future.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2008, the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2008, the Company had a net loss of $202,225, resulting from operations, as compared to a net loss of $52,509 for the same period ended December 31, 2007. Cumulative income totaled $885,320 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees of $62,708, accounting fees of $12,305 and management fees of $120,000.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2008, expenses were paid by Mirabella, the majority stockholder of the Company, in the aggregate amount of $16,923, and during calendar 2007 expenses were also paid by principal stockholders of the Company in the aggregate amount of $8,220, $6,945 of which, along with other payables of the Company due to one of those principal stockholders, was converted by that stockholder into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account. The aggregate amount of $18,198 outstanding as of December 31, 2008, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not coverted into a capital contribution, currently is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.  See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report

While Mirabella currently pays our limited operating and other expenses, on our behalf, Mirabella is not obligated to pay any of those expenses and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm                                                                           14

Balance Sheets                                                                                                                                                       15

Statements of Operations                                                                                                                                     16

Statements of Stockholders' Equity (Deficit)                                                                                                     17

Statements of Cash Flows                                                                                                                                    18

Notes to Audited Financial Statements                                                                                                       19- 26

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Atlantica, Inc.

(A Development Stage Company)

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and from inception of the development stage on January 1, 1997 through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and from inception of the development stage on January 1, 1997 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assessment of the effectiveness of Atlantica, Inc.'s (a development stage company) internal control over financial reporting as of December 31, 2008 and 2007, and accordingly, we do not express an opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 29, 2009

ATLANTICA, INC.

(A Development Stage Company)

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$104,878	$41,125
Accounts Payable - Related Party	139,760	2,328
Interest Payable - Related Party	1,040	--
Total Current Liabilities	245,678	43,453
Total Liabilities	245,678	43,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital – See Note 3 and Note 5	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through December 31, 2008	885,320	1,087,545
Total Stockholders' Equity (Deficit)	(245,678)	(43,453)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		through
	2008	2007	December 31, 2008
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	201,185	50,398	348,019
Interest Expense	1,040	2,111	119,548
Total Expenses	202,225	52,509	467,567

LOSS BEFORE EXTRAORDINARY ITEMS	(202,225)	(52,509)	(467,567)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(202,225)	$(52,509)	$885,320

BASIC LOSS PER SHARE	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	67,625
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	246	125,456	(169,155)
Net loss for the year ended December 31, 2008	-	-	-	(202,225)
Balance, December 31, 2008	2,458,590	$246	$125,456	$(371,380)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				$885,320
Accumulated deficit				$(371,380)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		Through
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(202,225)	$(52,509)	$885,320
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	201,185	50,398	287,999
Increase in accrued interest	1,040	2,111	120,337
Net Cash Used For Operating Activities	—	—	(56,826)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$—	$66,471	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

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

December 31, 2008

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                 For the Year Ended December 31, 2008

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(202,225)	2,458,590	(0.08)

                                                                 For the Year Ended December 31, 2007

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(52,509)	2,458,590	(0.02)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

h. Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This Statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

NOTE 2 - INCOME TAXES

Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
NOL Carryforward	$52,244	$20,375
Related Party Accruals	47,206	1,234
Deferred tax liabilities
Valuation allowance	(99,450)	(21,609)
Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $77,841 from $21,609 to $99,450 during the year ended December 31, 2008.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Income (Loss)	$(78,868)	$(20,479)
Accrued Expenses-Related	47,206	4,285
Other	(18)	-
NOL Limitation	-	43,170
Change in Valuation allowance	31,680	(29,976)
	$—	$—

At December 31, 2008, the Company had net operating loss carryforwards of approximately $133,283 that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2008 have been adjusted to reflect the limitations imposed.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

NOTE 2 - INCOME TAXES (Continued

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the  state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008, and 2006, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2008, and $6 in interest and $40 in penalties for 2007.

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

December 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, all such loans, along with an additional $6,945 of expenses of paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007 and 2008 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $18,198 at December 31, 2008.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments have been made during the year ended December 31, 2008.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in the year ended December 31, 2008.  The accrued interest related to this note totaled $1,040 as of December 31, 2008.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

On April 29, 2009, the Company entered into a management services agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”), a private investment firm beneficially owned by Alan D. Gordon, the Company’s President and Chief Executive Officer and one of the Company’s directors.  Pursuant to the Management Services Agreement, Richland provides certain financial and management consulting services to the Company, including, among other things, advice regarding the Company's operations, identification of potential businesses for the Company to acquire or other suitable business combinations for the Company, and advice regarding the Company's general preparation for its initial acquisition, other business combination or financing transaction that may occur in the future.

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2008, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement also provides for the Company to pay a separate, cash transaction-based fee for investment banking services that Richland provides in connection with future acquisitions and financing transactions that may be completed by the Company.  This transaction-based fee equals 1% of the transaction value of any acquisitions or other business combinations or debt or equity financings completed by the Company subsequent to the date of the agreement; however, the amount of the initial transaction-based fee payable to Richland is reduced by the amount of all prior management fees earned by Richland under the agreement.  To date, no transaction-based fee has accrued or is otherwise payable by the Company to Richland.

Under the Management Services Agreement, the Company also reimburses Richland for all reasonable out-of-pocket expenses incurred by Richland in providing its services to the Company and indemnifies Richland and its agents and affiliates for any damages that they may suffer in connection with providing these services.  This expense reimbursement is payable on April 15, July 15, October 15 and January 15 of each year, with respect to expenses incurred by Richland during the immediately preceding calendar quarter.  To date, no such expenses have been incurred by Richland and, accordingly, no expenses have been reimbursed by the Company to Richland and no expense reimbursement obligation has been accrued or is otherwise payable by the Company.

A copy of the Management Services Agreement is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

NOTE 6 – CHANGE IN CONTROL OF ISSUER

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock (the “Acquired Shares”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. These escrow funds were released to the Sellers on July 29, 2008.   The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

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

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

December 31, 2008

NOTE 6 – CHANGE IN CONTROL OF ISSUER (Continued)

Registration Right Period, to require the Company to use its commercially reasonable efforts to also register the Escrow Shares and the other shares of the Company’s common stock that were held by the Sellers on June 29, 2007, subject to the terms and conditions contained in the Reset Agreement.

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to the Company’s Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007.  See Part IV, Item 15.

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $16,923 in expenses for the Company in the year ended December 31, 2008.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation
Alan D. Gordon	President and Chief Executive Officer	6/29/07
	Director	7/16/07
Shelley Goff	Secretary	11/30/04
	Chief Financial Officer	6/29/07
Frederick G. Pierce, II	Director	7/16/07
Richard F. Strup	Director	7/16/07

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 53 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 48 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 54 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Richard F. Strup.  Mr. Strup is 56 years of age.  Mr. Strup has served as the Executive Vice President, Corporate Strategy of Reyes Holdings since 2003 and from 1999 to 2003, he served as both the Managing Director of Miller International and as the Senior Vice President of Corporate Strategy for Miller Brewing Co.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Other Public Companies Registered Under the Exchange Act

None of our officers or directors currently are serving on the Board of Directors of any other public company.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  There were no transactions that required disclosure on Forms 3 or 4 during the year ended December 31, 2008.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended December 31, 2001 and is incorporated herein by reference. See Part IV, Item 15 of this report.

Corporate Governance

Director Independence

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by management.

Audit Committee

We have has not established an Audit Committee because of our limited operations; and because we have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by management.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/08	0	0	0	0	0	0	0	0	0
President and Chief	12/31/07	0	0	0	0	0	0	0	0	0
Executive Officer Director

Shelley Goff	12/31/08	0	0	0	0	0	0	0	0	0
Secretary	12/31/07	0	0	0	0	0	0	0	0	0
Director

Frederick G. Pierce, II	12/31/08	0	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0	0

Richard F. Strup	12/31/08	0	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan D. Gordon	None	None	None	None	None	None	None	None	None
Shelley Goff	None	None	None	None	None	None	None	None	None

Frederick G. Pierce, II	None	None	None	None	None	None	None	None	None
Richard F. Strup	None	None	None	None	None	None	None	None	None

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. No additional amounts are payable to our Company’s directors for committee participation or special assignments.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2008 and to the date hereof:

Ownership of Principal Shareholders

Directors and Named Executive Officers	Address		Number of Shares of Common Stock	Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	9330 Sears Tower 233 S. Wacker Drive Chicago, IL 60606		1,966,872 (2)	80.0%
Thomas Howells	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	468	152,614	6.2%
Travis Jenson	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117		152,614	6.2%

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2008 and to the date hereof:

Ownership of Management

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer, Director(2)	1,966,872	(2)	80.0%
Shelley Goff, Chief Financial Officer and Secretary	0		0.0%
Fredrick G. Pierce II, Director	0		0.0%
Richard F. Strup, Director	0		0.0%

All current directors and executive officers as a group (4 persons)	1,966,872	80.0%

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

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock (the “Acquired Shares”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement.  These escrow funds were released to the Sellers on July 29, 2008.   The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

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

The Stock Purchase Agreement, the Escrow Agreement and the Reset Agreement were filed as exhibits to the Company’s Form 8-K and 14F-1 Information Statement, both of which were filed with the Securities and Exchange Commission on July 3, 2007.  See Part VI, Item 15.

On April 29, 2009, the Company entered into a management services agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”), a private investment firm beneficially owned by Alan D. Gordon, the Company’s President and Chief Executive Officer and one of the Company’s directors.  Pursuant to the Management Services Agreement, Richland provides certain financial and management consulting services to the Company, including, among other things, advice regarding the Company's operations, identification of potential businesses for the Company to acquire or other suitable business combinations for the Company, and advice regarding the Company's general preparation for its initial acquisition, other business combination or financing that may occur in the future.

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15, and January 15 of each year with respect to the immediately preceding calendar quarter equal to the greater of (i) $30,000 and (ii) 5% of the Company’s consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2008, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

The Management Services Agreement also provides for the Company to pay a separate, cash transaction-based fee for investment banking services that Richland provides in connection with future acquisitions and financing transactions that may be completed by the Company.  This transaction-based fee equals 1% of the transaction value of any acquisitions or other business combinations or debt or equity financings completed by the Company subsequent to the date of the agreement; however, the amount of the initial transaction-based fee payable to Richland is reduced by the amount of all prior management fees earned by Richland under the agreement.  To date, no transaction-based fee has accrued or is otherwise payable by the Company to Richland.  Under the Management Services Agreement, the Company also reimburses Richland for all reasonable out-of-pocket expenses incurred by Richland in providing its services to the Company and indemnifies Richland and its agents and affiliates for any damages that they may suffer in connection with providing these services.  This expense reimbursement is payable on April 15, July 15, October 15 and January 15 of each year, with respect to expenses incurred by Richland during the immediately preceding calendar quarter.  To date, no such expenses have been incurred by Richland and, accordingly, no expenses have been reimbursed by the Company to Richland and no expense reimbursement obligation has been accrued or is otherwise payable by the Company.

A copy of the Management Services Agreement is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

On April 29, 2009, the Company also issued to Mirabella Holdings, LLC ("Mirabella"), the Company’s majority shareholder, a demand promissory note to evidence all loans made from by Mirabella to the Company since November 6, 2007 and all loans that may be made from time to time in the future by Mirabella to the Company (the “Mirabella Loans”).  The note is unsecured and the Mirabella Loans bear interest at a rate of 10% per annum, compounded quarterly, and are payable to Mirabella on demand.  A copy of the note is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

Other than the transactions pursuant to the Stock Purchase Agreement, the Escrow Agreement, the Reset Agreement, the Mirabella Loans and the Management Services Agreement, there were no other material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Currently two of our three directors satisfy the independence requirements of the New York Stock Exchange’s listing standards. Alan Gordon is not considered independent because of, among other things, his position as President and Chief Executive Officer of the Company.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$12,000	$10,700
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,000	$10,700

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

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

10.3*

Management Services Agreement, dated April 29, 2009, between Atlantica, Inc. and Richland, Gordon & Company.

10.4*

Demand Promissory Note, dated April 29, 2009, issued by Atlantica, Inc. and payable to Mirabella Holdings, LLC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	April 30, 2009	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	April 30, 2009	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	April 30, 2009	By:	/s/Shelley Goff
Shelley Goff
Secretary and CFO

Date:	April 30, 2009	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	April 30, 2009	By:	/s/Richard F. Strup
Richard F. Strup
Director