Form 10-Q
period 2009-03-31
ATLANTICA INC
filed 2009-05-15
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 6, 2009 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2009

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

March 31, 2009 (Unaudited) and December 31, 2008

4

—

Unaudited Statements of Operations,

for the three months ended March 31, 2009

and 2008 and from inception of Development

Stage on January 1, 1997 through March 31, 2009

5

—

Unaudited Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and from inception of Development

Stage on January 1, 1997 through March 31, 2009

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$114,408	$104,878
Accounts Payable - Related Party	174,357	139,760
Interest Payable	1,622	1,040
Total Current Liabilities	290,387	245,678
Total Liabilities	290,387	245,678

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through March 31, 2009	840,611	885,320
Total Stockholders' Equity (Deficit)	(290,387)	(245,678)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Three Months Ended		January 1, 1997
	March 31,		through
	2009	2008	March 31, 2009
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	44,127	14,067	392,146
Interest Expense	582	---	120,130
Total Expenses	44,709	14,067	512,276

LOSS BEFORE EXTRAORDINARY ITEMS	(44,709)	(14,067)	(512,276)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—	—	1,352,887

NET INCOME (LOSS)	$(44,709)	$(14,067)	$840,611

BASIC LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

 ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Three Months Ended		January 1, 1997
	March 31,		Through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(44,709)	$(14,067)	$840,611
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	44,127	14,067	332,126
Increase in accrued interest	582	—	120,919
Net Cash Used For Operating Activities	—	—	(56,826)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	—	—	56,826
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$—	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2009

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

We have had no material business operations since March 7, 1997, and it was reclassified as a development stage company as of January 1, 1997. The Company’s only activity since that time has consisted of taking actions necessary to restore and preserve its good standing in the State of Utah. The Company presently has no assets. The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors will make the final determination and the approval of stockholders will not be sought unless required by applicable law, the articles of incorporation or bylaws of the Company or contract.

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

March 31, 2009

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid expenses for the Company in the amount of $6,159 during the quarter ended March 31, 2009.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were $6,159 in expenses during the three months ended March 31, 2009 paid by Mirabella and recorded as loans by shareholders totaling $24,357 at March 31, 2009.  The accrued interest related to this note was $582 for the three months ended March 31, 2009 and $1,622 total accrued interest as of March 31, 2009.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the quarter ended March 31, 2009.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

March 31, 2009

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended March 31, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

There were no issuances of Company stock during the three-month period ended March 31, 2009.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2009

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2009	2008	2008
Loss available to common shareholders (numerator)	$(44,709)		$(14,067)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	2,458,590		2,458,590
Basic loss per share	$(0.02)		$(0.01)

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

We are not currently engaged in any substantive business activity.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to our Company may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

Our management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 3 to the Unaudited Financial Statements dated March 31, 2009 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Members of management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities, other than pursuant to our management services agreement with Richland, Gordon & Company.   See the description of our management services agreement with Richland, Gordon & Company contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that agreement included in Part IV, Item 15 of that Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and business combinations by us.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company had no operations during the quarterly period ended March 31, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $44,127 for the quarterly period ended March 31, 2009, compared to $14,067 for the quarterly period ended March 31, 2008. General and administrative expenses for the three months ended March 31, 2009 were comprised mainly of accounting, management and legal fees. We had a net loss of $44,709 for the quarterly period ended March 31, 2009, compared to a net loss of $14,067 for the quarterly period ended March 31, 2008.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Utah and our filing of all required reports under the securities laws.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing and current in our reporting obligations, we may attempt to raise such funding through loans or through additional sales of our common stock.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended March 31, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

On April 29, 2009, the Company also issued to Mirabella Holdings, LLC (”Mirabella”), the Company’s majority shareholder, a demand promissory note to evidence all loans made from by Mirabella to the Company since November 6, 2007 and all loans that may be made from time to time in the future by Mirabella to the Company (the “Mirabella Loans”).  The note is unsecured and the Mirabella Loans bear interest at a rate of 10% per annum, compounded quarterly, and are payable to Mirabella on demand.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Alan D. Gordon, President, Chief Executive Officer and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Shelley Goff, Secretary and Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Alan D. Gordon, President, Chief Executive Officer and Director, and Shelley Goff, Secretary and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ATLANTICA, INC.

Date:	May 14, 2009	By:	/s/Alan D. Gordon

President, Chief Executive Officer, and Director

Date:	May 14, 2009	By:	/s/Shelley Goff

Secretary and Chief Financial Officer