Form 10-Q
period 2009-06-30
ATLANTICA INC
filed 2009-08-14
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 14, 2009 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[ A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2009

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

June 30, 2009 (Unaudited) and December 31, 2008

4

—

Unaudited Statements of Operations,

for the three and six months ended June 30, 2009

and 2008 and from inception of Development

Stage on January 1, 1997 through June 30, 2009

5

—

Unaudited Statements of Cash Flows,

for the six months ended June 30, 2009

and 2008 and from inception of Development

Stage on January 1, 1997 through June 30, 2009

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$164,492	$104,878
Accounts Payable - Related Party	183,637	139,760
Note Payable - Related Party	25,571	-
Interest Payable	2,288	1,040
Total Current Liabilities	375,988	245,678
Total Liabilities	375,988	245,678

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development
stage on January 1, 1997, through June 30, 2009	755,010	885,320
Total Stockholders' Equity (Deficit)	(375,988)	(245,678)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

						From Inception
						of Development
	For the			For the		Stage on
	Three Months Ended			Six Months Ended		January 1, 1997
	June 30,			June 30,		Through
	2009		2008	2009	2008	June 30, 2009
REVENUES	$—		$—	$—	$—	$—

EXPENSES

General and Administrative	84,935		46,533	129,062	60,600	477,081
Interest Expense	666		-	1,248	-	120,796
Total Expenses	85,601		46,533	130,310	60,600	597,877

LOSS BEFORE EXTRAORDINARY ITEMS	(85,601)		(46,533)	(130,310)	(60,600)	(597,877)

EXTRAORDINARY INCOME

Gain on extinguishment of debt	—		—	—	—	1,352,887
NET INCOME (LOSS)	$(85,601)		$(46,533)	$(130,310)	$(60,600)	$755,010

BASIC LOSS PER SHARE	$(0.03)	4	$(0.02)	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590		2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements .

 ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of Development
	For the		Stage on
	Six Months Ended		January 1, 1997
	June 30,		Through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(130,310)	$(60,600)	$755,010
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	121,689	60,600	409,688
Increase in accrued interest	1,248	—	121,585
Net Cash Used For Operating Activities	(7,373)	—	(64,199)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable -Related Party	7,373	—	7,373
Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	7,373	—	64,199
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$—	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2009

NOTE 1 - BASIS OF PRESENTATION

This summary of significant accounting policies of Atlantica, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

The Company had two subsidiaries; Keys Equities, Inc., a Florida corporation incorporated on July 31, 1996, and Allied Equities, Inc. (“Allied”), a Florida corporation incorporated on July 15, 1996. On March 1, 1998, the Company transferred its right, title and interest in a mining claim in Utah to Allied. The mining claim had a book value of $-0-. On March 1, 1998, the Company distributed the shares of the two subsidiaries to its shareholders in a liquidating dividend.

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

June 30, 2009

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid expenses for the Company in the amount of $1,214 during the quarter ended June 30, 2009.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were $1,214 and $7,373 in expenses during the three and six months ended June 30, 2009, respectively, paid by Mirabella and recorded as loans by shareholders totaling $25,571 at June 30, 2009.  The accrued interest related to this note was $582 and $1,248 for the three and six months ended June 30, 2009, respectively, and $2,288 total accrued interest as of June 30, 2009.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the quarter ended June 30, 2009.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

June 30, 2009

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended June 30, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

There were no issuances of Company stock during the six-month period ended June 30, 2009.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2009

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Loss available to common shareholders (numerator)	$(85,601)	$(46,533)	$(130,310)	$(60,600)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.03)	$(0.02)	$(0.05)	$ (0.02)

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

NOTE 7 – SUBSEQUENT EVENTS

                                                          The Company has evaluated subsequent events from the balance sheet date through August 13, 2009, and determined there are no events to disclose.

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

Forward-looking statements involve inherent risks and uncertainties, and actual results may differ materially from those set forth in the forward-looking statements, depending upon a number of factors, many of which are beyond our control.  These factors include, but are not limited to, the following :  general economic or industry conditions; nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 3 to the Unaudited Financial Statements dated June 30, 2009 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Members of management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities, other than pursuant to our management services agreement with Richland, Gordon & Company.   See the description of our management services agreement with Richland contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that agreement included in Part IV, Item 15 of that Report, with respect to, among other things, certain cash fees that may be payable by us to Richland in connection with future financings and business combinations by us.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Company had no operations during the quarterly period ended June 30, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $84,935 for the quarterly period ended June 30, 2009, compared to $46,533 for the quarterly period ended June 30, 2008. General and administrative expenses for the three months ended June 30, 2009 were comprised mainly of accounting, management and legal fees.   The increase in those expenses incurred during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 consisted primarily of our incurrence of $30,000 of accrued management fees payable to Richland, Gordon & Company pursuant to the Management Services Agreement that we entered into with Richland on April 29, 2009 (see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 3 to the Unaudited Financial Statements dated June 30, 2009 in Part I, Item 1).   We had a net loss of $85,601 for the quarterly period ended June 30, 2009, compared to a net loss of $46,533 for the quarterly period ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The Company had no operations during the six months ended June 30, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $129,062 for the six months ended June 30, 2009, compared to $60,600 for the six months ended June 30, 2008. General and administrative expenses for the six months ended June 30, 2009 were comprised mainly of accounting, management and legal fees.   The increase in those expenses incurred during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 consisted primarily of our incurrence of $60,000 of accrued management fees payable to Richland, Gordon & Company pursuant to the Management Services Agreement that we entered into with Richland on April 29, 2009 (see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 3 to the Unaudited Financial Statements dated June 30, 2009 in Part I, Item 1).   We had a net loss of $130,310 for the six months ended June 30, 2009, compared to a net loss of $60,600 for the six months ended June 30, 2008.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 and (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended June 30, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Item 6. Exhibits.

Exhibit No.                          Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Alan D. Gordon, President, Chief Executive Officer and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Shelley Goff, Secretary, Chief Financial Officer and Principal Accounting Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Alan D. Gordon, President, Chief Executive Officer and Director, and Shelley Goff, Secretary, Chief Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ATLANTICA, INC.

Date:	August 14, 2009	By:	/s/Alan D. Gordon

President, Chief Executive Officer, and Director

Date:	August 14, 2009	By:	/s/Shelley Goff

Secretary, Chief Financial Officer and Principal Accounting Officer