Form 10-K/A
period 2008-12-31
ATLANTICA INC
filed 2009-09-03
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A-1

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

Documents Incorporated by Reference

See Part IV, Item 15.

Explanatory Note

This Amendment to Atlantica, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on May 1, 2009, is being filed solely to revise the Summary Compensation Table in Item 11 on Page 31.  Other than this revision, none of the information contained in our Form 10-K filed on May 1, 2009 has been revised or amended.

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144” in Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

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

Forward-looking statements involve inherent risks and uncertainties, and actual results may differ materially from those set forth in the forward-looking statements, depending upon a number of factors, many of which are beyond our control.  These factors include, but are not limited to, the following :  general economic or industry conditions; nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles; policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, although Mirabella is under no obligation to provide any such loans in the future.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

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

During calendar 2008, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $16,923, and during calendar 2007 expenses were also paid by principal stockholders of the Company in the aggregate amount of $8,220, $6,945 of which, along with other payables of the Company due to one of those principal stockholders, was converted by that stockholder into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account. The aggregate amount of $18,198 outstanding as of December 31, 2008, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, currently is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report

While Mirabella currently pays our limited operating and other expenses, on our behalf, Mirabella is not obligated to pay any of those expenses and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm                                                                           14

Balance Sheets                                                                                                                                                15

Statements of Operations                                                                                                                                16

Statements of Stockholders' Equity (Deficit)                                                                                                  17

Statements of Cash Flows                                                                                                                               18

Notes to Audited Financial Statements                                                                                                     19 - 2 7

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

Balance Sheets

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “ Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

h. Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This Statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/08	0	0	0	0	0	0	0	$120,000(1)	$120,000(1)
President and Chief	12/31/07	0	0	0	0	0	0	0	0	0
Executive Officer Director

Shelley Goff	12/31/08	0	0	0	0	0	0	0	0	0
Secretary	12/31/07	0	0	0	0	0	0	0	0	0

Frederick G. Pierce, II	12/31/08	0	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0	0

Richard F. Strup	12/31/08	0	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0	0

(1) Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the year ended December 31, 2008 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

On April 29, 2009, the Company also issued to Mirabella Holdings, LLC, (”Mirabella”) the Company’s majority shareholder, a demand promissory note to evidence all loans made from by Mirabella to the Company since November 6, 2007 and all loans that may be made from time to time in the future by Mirabella to the Company (the “Mirabella Loans”).  The note is unsecured and the Mirabella Loans bear interest at a rate of 10% per annum, compounded quarterly, and are payable to Mirabella on demand.  A copy of the note is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

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

10.3*

Management Services Agreement, dated April 29, 2009, between Atlantica, Inc. and Richland, Gordon & Company.

10.4*

Demand Promissory Note, dated April 29, 2009, and issued by Atlantica, Inc. payable to Mirabella Holdings, LLC.

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

ATLANTICA, INC.

Date:	September 3 , 2009	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director