Form 10-K/A
period 2008-12-31
ATLANTICA INC
filed 2009-10-15
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A-2

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

Documents Incorporated by Reference

See Part IV, Item 15.

Explanatory Note

This Amendment No. 2 to Atlantica, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on May 1, 2009, as amended by Form 10K/A-1, filed on Septemgber 3, 2009, is being filed solely to revise the Signatures on Page 35.  Other than this revision, none of the information contained in our Form 10-K filed on May 1, 2009, as amended by Form 10K/A-1, filed on September 3, 2009, has been revised or amended.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm                                                                           14

Balance Sheets                                                                                                                                                15

Statements of Operations                                                                                                                                16

Statements of Stockholders' Equity (Deficit)                                                                                                  17

Statements of Cash Flows                                                                                                                               18

Notes to Audited Financial Statements                                                                                                     19 - 27

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

ATLANTICA, INC.

Date:	October 15 , 2009	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	October 15, 2009	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	October 15, 2009	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	October 15, 2009	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	October 15, 2009	By:	/s/Richard F. Strup
Richard F. Strup
Director