Form 10-K
period 2009-12-31
ATLANTICA INC
filed 2010-03-31
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2009.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 25, 2010, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

On November 12, 2002, the 23,908,000 shares held by Gregory Aurre II, were foreclosed on to satisfy debt in the amount of $80,000, owed to Duane S. Jenson. Mr. Jenson had personally loaned Mr. Aurre the $80,000 which was secured solely by Mr. Aurre’s shares of the Company. Subsequent to foreclosing on the shares of Mr. Aurre’s that were held by Mr. Jenson as security for the loan, Mr. Jenson elected to gift a portion of those shares to his son, Travis T. Jenson, as well as to a business associate, Thomas J. Howells, and a long-time friend and legal counsel, Leonard W. Burningham, Esq.

On November 15, 2002, we were reinstated with the State of Utah.

On November 30, 2004 Thomas J. Howells resigned as President and a director and Travis T. Jenson resigned as Secretary and a director.  Shelley Goff and Duane S. Jenson were appointed as Secretary and President, respectively. Mr. Jenson and Ms. Goff were also elected as directors.

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

On June 29, 2007, pursuant to a Stock Purchase Agreement among Mirabella Holdings, LLC, (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers, the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s common stock (the “Acquisition”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash.  Upon the closing of the Acquisition, Duane S. Jenson and Terry Jenson resigned as directors and executive officers, Shelley Goff resigned as a director, retained her office as the Company’s Secretary and was appointed the Company’s Chief Financial Officer; and Alan D. Gordon was appointed as the Company’s President and Chief Executive Officer.  In connection with the Acquisition and effective July 16, 2007, Alan D. Gordon, Frederick G. Pierce, II and Richard F. Strup were elected as directors, and Duane S. Jenson, Terry Jenson and Shelley Goff resigned as directors.  See the 8-K Current Report dated June 29, 2007 and filed with the Securities and Exchange Commission on July 3, 2007, and see the Schedule 14F-1 Information Statement filed with the Securities and Exchange Commission on July 3, 2007 and mailed to our stockholders on or about July 5, 2007.  See Part IV, Item 15 of this Report.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.  In this regard, s ee the description of our management services agreement with Richland, Gordon & Company contained in Part III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and business combinations by us.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  RESERVED

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2008. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2008	$.40	$.40
April 1 - June 30, 2008	.40	.40
July 1 - September 30, 2008	.40	.40
October 1 - December 31, 2008	.40	.40
January 1 - March 31, 2009	.40	.20
April 1 - June 30, 2009	.20	.05
July 1 - September 30, 2009	.08	.05
October 1 - December 31, 2009	.08	.08

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 661 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2009, the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2009, the Company had a net loss of $220,501, resulting from operations, as compared to a net loss of $202,225 for the same period ended December 31, 2008. Cumulative income totaled $664,819 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees of $74,613, accounting fees of $14,673 and management fees of $120,000.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2009, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $22,788, and during calendar 2008 expenses were also paid by Mirabella in the aggregate amount of $16,923. The aggregate amount of $40,987 outstanding as of December 31, 2009, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, currently is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report

While Mirabella currently pays our limited operating and other expenses, on our behalf, Mirabella is not obligated to pay any of those expenses and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm                                                                           14

Balance Sheets                                                                                                                                                       15

Statements of Operations                                                                                                                                     16

Statements of Stockholders' Equity (Deficit)                                                                                                     17

Statements of Cash Flows                                                                                                                                    18

Notes to Audited Financial Statements                                                                                                       19- 27

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Atlantica, Inc.

(A Development Stage Company)

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and from inception of the development stage on January 1, 1997 through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has not established revenues sufficient to cover its operating costs and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Atlantica, Inc.’s (a development stage company) internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2010

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$179,168	$104,878
Accounts Payable - Related Party	241,743	139,760
Note Payable - Related Party	40,987	-
Interest Payable - Related Party	4,281	1,040
Total Current Liabilities	466,179	245,678
Total Liabilities	466,179	245,678

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized
of $0.0001 par value, no shares
issued and outstanding	—	—
Common Stock: 50,000,000 shares authorized
of $0.0001 par value, 2,458,590 shares
issued and outstanding - See Note 4	246	246
Additional Paid-in Capital – See Note 3 and Note 5	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained Earnings from inception of development
stage on January 1, 1997, through December 31, 2009	664,819	885,320
Total Stockholders' Equity (Deficit)	(466,179)	(245,678)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		Through
	2009	2008	December 31, 2009
REVENUES	$—	$—	$—

EXPENSES

General and Administrative	217,259	201,185	565,278
Interest Expense	3,242	1,040	122,790
Total Expenses	220,501	202,225	688,068

LOSS BEFORE EXTRAORDINARY ITEMS	(220,501)	(202,225)	(688,068)

EXTRAORDINARY INCOME

Gain on Extinguishment of Debt	—	—	1,352,887

NET INCOME (LOSS)	$(220,501)	$(202,225)	$664,819

BASIC LOSS PER SHARE	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	67,625
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	246	125,456	(169,155)
Net loss for the year ended December 31, 2008	-	-	-	(202,225)
Balance, December 31, 2008	2,458,590	246	125,456	(371,380)
Net loss for the year ended December 31, 2009	-	-	-	(220,501)
Balance, December 31, 2009	2,458,590	$246	$125,456	$(591,881)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				664,819
Accumulated deficit				$(591,881)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of Development
	For the		Stage on
	Year Ended		January 1, 1997
	December 31,		Through
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(220,501)	$(202,225)	$664,819
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Common stock issued for services	—	—	2,405
Extinguishment of debt	—	—	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and
accounts payable - related party	194,472	201,185	482,471
Increase in accrued interest	3,241	1,040	123,578
Net Cash Used For Operating Activities	(22,788)	—	(79,614)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable - Related Party	22,788		22,788
Capital contributed by shareholder	—	—	56,826
Net Cash Provided by Financing Activities	22,788	—	79,614
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:

Interest	$—	$—	$—
Taxes	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Contributions of related party payables to equity	$—	$—	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2009

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

December 31, 2009

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

Interest and penalties associated with unrecognized tax benefits are classified as operating expenses in the statement of income.

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                 For the Year Ended December 31, 2009

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(220,501)	2,458,590	$(0.09)

                                                                 For the Year Ended December 31, 2008

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(202,225)	2,458,590	$(0.08)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2009

g. Revenue Recognition Policy

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

h. Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standard Codification (“ASC”) ASC Topic 810 (Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”), ASC Topic 810 (SFAS No. 167), “Amendments to FASB Interpretation No. 46(R)”, and ASC Topic 105 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  ASC Topic 810, and 105 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Codification Topic 820 (Accounting Standards Update (“ASU”) ASU No. 2009-05), which amends Fair Value Measurements and Disclosures – Overall, ACS Topic 605 (ASU No. 2009-13), Multiple-Deliverable Revenue Arrangements, ASC Topic 985 (ASU No. 2009-14), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

December 31, 2009

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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets
NOL Carryforward	$89,911	$52,244
Related Party Accruals	95,681	47,206
Deferred tax liabilities
Valuation allowance	(185,592)	(99,450)
Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $86,142 from $99,450 to $185,592 during the year ended December 31, 2009.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book Income (Loss)	$(85,995)	$(78,868)
Accrued Expenses-Related	48,064	47,206
Other		(18)
NOL Limitation		-
Change in Valuation allowance	37,931	31,680
	$—	$—

At December 31, 2009, the Company had net operating loss carryforwards of approximately $230,542 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2009 have been adjusted to reflect the limitations imposed.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2009

NOTE 2 - INCOME TAXES (Continued

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the  state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009, and 2008, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2009 or 2008.

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

December 31, 2009

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, all such loans, along with an additional $6,945 of expenses of paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007, 2008 and 2009 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $40,987 at December 31, 2009.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments have been made during the year ended December 31, 2009.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in the years ended December 31, 2008 and 2009.  The accrued interest related to this note totaled $4,281 as of December 31, 2009.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2009

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

December 31, 2009

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

NOTE 7 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs.  In addition, the Company has no assets, a working capital deficit and accumulated losses during the development stage.  This raises substantial doubt about our ability to continue as a going concern. The Company is seeking the acquisition of, or merger with, an existing operating company.

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $22,788 in expenses for the Company in the year ended December 31, 2009.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 54 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 49 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 55 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Richard F. Strup.  Mr. Strup is 57 years of age.  Mr. Strup has served as the Executive Vice President, Corporate Strategy of Reyes Holdings since 2003 and from 1999 to 2003, he served as both the Managing Director of Miller International and as the Senior Vice President of Corporate Strategy for Miller Brewing Co.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Other Public Companies Registered Under the Exchange Act

None of our officers or directors currently are serving on the Board of Directors of any other public company, with the exception of Shelley Goff who is currently on the Board of Directors of Lipidviro Tech, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  There were no transactions that required disclosure on Forms 3 or 4 during the year ended December 31, 2009.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/09	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/08	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/07	0	0	0	0	0	0	0	0	0
Director

Frederick G. Pierce, II	12/31/09	0	0	0	0	0	0	0	0	0
Director	12/31/08	0	0	0	0	0	0	0	0	0
	12/31/07	0	0	0	0	0	0	0	0	0

Richard F. Strup	12/31/09	0	0	0	0	0	0	0	0	0
Director	12/31/08	0	0	0	0	0	0	0	0	0
	12/31/07	0	0	0	0	0	0	0	0	0

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2007, 2008 and 2009.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2008 and 2009 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan D. Gordon	None	None	None	None	None	None	None	None	None
Frederick G. Pierce, II	None	None	None	None	None	None	None	None	None
Richard F. Strup	None	None	None	None	None	None	None	None	None

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2007, 2008 and 2009.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2009 and to the date hereof:

Ownership of Principal Shareholders

Principal Shareholders	Address		Number of Shares of Common Stock	Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	9330 Sears Tower 233 S. Wacker Drive Chicago, IL 60606		1,966,872 (2)	80.0%
Thomas Howells	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	468	152,614	6.2%
Travis Jenson	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117		152,614	6.2%

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2009 and to the date hereof:

Ownership of Management

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer, Director(2)	1,966,872	(2)	80.0%
Shelley Goff, Chief Financial Officer, Principal Accounting Officer and Secretary	0		0.0%
Fredrick G. Pierce II, Director	0		0.0%
Richard F. Strup, Director	0		0.0%
All current directors and executive officers as a group (4 persons)	1,966,872		80.0%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on June 29, 2007, among Mirabella Holdings, LLC (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers (the “Sellers’ Representative”), the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s Common Stock (the “Acquired Shares”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash (the “Purchase Price”). Pursuant to an Escrow Agreement (the “Escrow Agreement”) entered into among the Purchaser, the Sellers’ Representative and the escrow agent thereunder, contemporaneously with the Stock Purchase Agreement, $75,000 of the Purchase Price was placed in escrow for a period of 12 months following the closing to fund any potential post-closing indemnification obligations of the Sellers to the Purchaser under the Stock Purchase Agreement. . These escrow funds were released to the Sellers on July 29, 2008.   The Stock Purchase Agreement provides that, at the time of the closing, the Company had no assets, no liabilities and no active business or operations.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15, and January 15 of each year with respect to the immediately preceding calendar quarter equal to the greater of (i) $30,000 and (ii) 5% of the Company’s consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2009, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$12,000	$12,000
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$12,000	$12,000

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

10.3

Management Services Agreement, dated April 29, 2009, between Atlantica, Inc. and Richland, Gordon & Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 2008).

10.4

Demand Promissory Note, dated April 29, 2009, and issued by Atlantica, Inc. payable to Mirabella Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the year ended December 31, 2008).

14

Code of Ethics of the Company (incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

31.1*

Certification of Alan D. Gordon, the Company’s President and Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Shelley Goff, the Company’s Secretary, Chief Financial Officer, and Principal Accounting Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

ATLANTICA, INC.

Date:	March 30, 2010	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 30, 2010	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 30, 2010	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 30, 2010	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 30, 2010	By:	/s/Richard F. Strup
Richard F. Strup
Director