Form 10-Q
period 2010-09-30
ATLANTICA INC
filed 2010-11-09
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 3, 2010 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

September 30, 2010 (Unaudited) and December 31, 2009

4

—

Unaudited Statements of Operations,

for the three and nine months ended September 30, 2010

and 2009 and from inception of Development

Stage on January 1, 1997 through September 30, 2010

5

—

Unaudited Statements of Cash Flows,

for the nine months ended September 30, 2010

and 2009 and from inception of Development

Stage on January 1, 1997 through September 30, 2010

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$191,396	$179,168
Accounts Payable - Related Party	330,000	241,743
Note Payable - Related Party	62,603	40,987
Interest Payable	8,585	4,281
Total Current Liabilities	592,584	466,179
Total Liabilities	592,584	466,179

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through September 30, 2010 and December 31, 2009	538,414	664,819
Total Stockholders' Equity (Deficit)	(592,584)	(466,179)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of Development Stage on January 1, 1997 through September 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-

EXPENSES

General And Administrative	35,873	49,058	122,101	178,120	687,378
Interest Expense	1,647	880	4,304	2,129	127,095
Total Expenses	37,520	49,938	126,405	180,249	814,473

LOSS BEFORE EXTRAORDINARY ITEMS	(37,520)	(49,938)	(126,405)	(180,249)	(814,473)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	-	-	-	-	1,352,887
NET INCOME (LOSS)	$(37,520)	$(49,938)	$(126,405)	$(180,249)	$538,414

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

 ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of Development Stage on January 1, 1997 through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(126,405)	$(180,249)	$538,414
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	-	-	2,405
Extinguishment of debt	-	-	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable - related party	100,485	155,332	582,955
Increase in accrued interest	4,304	2,129	127,883
Net Cash Used For Operating Activities	(21,616)	(22,788)	(101,230)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - related party	21,616	22,788	44,404
Capital contributed by shareholder	-	-	56,826
Net Cash Provided by Financing Activities	21,616	22,788	101,230
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$-	$-	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2010

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

September 30, 2010

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid expenses for the Company in the amount of $6,441 during the quarter ended September 30, 2010.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were $6,441 and $21,616 in expenses during the three and nine months ended September 30, 2010, respectively, paid by Mirabella and recorded as loans by shareholders totaling $62,603 at September 30, 2010.  The accrued interest related to the outstanding loans was $1,647 and $4,304 for the three and nine months ended September 30, 2010, respectively, and $8,585 total accrued interest as of September 30, 2010.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the quarter ended September 30, 2010.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

September 30, 2010

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending September 30, 2010; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended September 30, 2010, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

There were no issuances of Company stock during the three month period ended September 30, 2010.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2010

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Loss available to common shareholders (numerator)	$(37,520)	$(49,938)	$(126,405)	$(180,249)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.02)	$(0.02)	$(0.05)	$ (0.07)

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 3 to the Unaudited Financial Statements dated September 30, 2010 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The Company had no operations during the quarterly period ended September 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $35,873 for the quarterly period ended September 30, 2010, compared to $49,058 for the quarterly period ended September 30, 2009. General and administrative expenses for the three months ended September 30, 2010 and September 30, 2009 were comprised mainly of accounting, management and legal fees.  We had a net loss of $37,520 for the quarterly period ended September 30, 2010, compared to a net loss of $49,938 for the quarterly period ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The Company had no operations during the nine months ended September 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $122,101 for the nine months ended September 30, 2010, compared to $178,120 for the nine months ended September 30, 2009. General and administrative expenses for the nine months ended September 30, 2010 and September 30, 2009 were comprised mainly of accounting, management and legal fees.  We had a net loss of $126,405 for the nine months ended September 30, 2010, compared to a net loss of $180,249 for the nine months ended September 30, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	November 9, 2010	By:	/s/Alan D. Gordon

President, Chief Executive Officer, and Director

Date:	November 9, 2010	By:	/s/Shelley Goff

Secretary, Chief Financial Officer and Principal Accounting Officer