Form 10-K
period 2010-12-31
ATLANTICA INC
filed 2011-03-31
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

233 S. Wacker Drive, Suite #9330

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2010.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 30, 2011, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  REMOVED AND RESERVED

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2009	$.40	$.20
April 1 - June 30, 2009	.20	.05
July 1 - September 30, 2009	.08	.05
October 1 - December 31, 2009	.08	.08
January 1 - March 31, 2010	.08	.05
April 1 - June 30, 2010	.06	.05
July 1 - September 30, 2010	.06	.05
October 1 - December 31, 2010	None	None

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2010, the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2010, the Company had a net loss of $163,093, resulting from operations, as compared to a net loss of $220,501 for the same period ended December 31, 2009. Cumulative income totaled $501,726 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees of $16,547, accounting fees of $12,985 and management fees of $120,000.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2010, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $25,685, and during calendar 2009 expenses were also paid by Mirabella in the aggregate amount of $22,788. The aggregate amount of $66,671 outstanding as of December 31, 2010, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, currently is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses, on our behalf, Mirabella is not obligated to pay any of those expenses and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Atlantica, Inc.
(A Development Stage Company)
Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, and from inception of the development stage on January 1, 1997 through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009, and from inception of the development stage on January 1, 1997 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC.

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2011

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS

Cash	$0	$0
Total Current Assets	0	0
Total Assets	$0	$0

CURRENT LIABILITIES

Accounts Payable	$192,186	$179,168
Accounts Payable - Related Party	360,000	241,743
Note Payable - Related Party	66,671	40,987
Interest Payable	10,415	4,281
Total Current Liabilities	629,272	466,179
Total Liabilities	629,272	466,179

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	0	0
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through December 31, 2010 and December 31, 2009	501,726	664,819
Total Stockholders' Equity (Deficit)	(629,272)	(466,179)
Total Liabilities and Stockholders' Equity (Deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	From Inception of Development Stage on January 1, 1997 through December 31, 2010

REVENUES	$0	$0	$0

EXPENSES

General And Administrative	156,959	217,259	722,237
Interest Expense	6,134	3,242	128,924
Total Expenses	163,093	220,501	851,161

LOSS BEFORE EXTRAORDINARY ITEMS	(163,093)	(220,501)	(851,161)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	0	0	1,352,887
NET INCOME (LOSS)	$(163,093)	$(220,501)	$501,726

BASIC LOSS PER SHARE	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	(67,625)
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	246	125,456	(169,155)
Net loss for the year ended December 31, 2008	-	-	-	(202,225)
Balance, December 31, 2008	2,458,590	246	125,456	(371,380)
Net loss for the year ended December 31, 2009	-	-	-	(220,501)
Balance, December 31, 2009	2,458,590	246	125,456	(591,881)
Net loss for the year ended December 31, 2010	-	-	-	(163,093)
Balance, December 31, 2010	2,458,590	$246	$125,456	$(754,974)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				501,726
Accumulated deficit				$(754,974)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2010	For the year ended December 31, 2009	From Inception of Development Stage on January 1, 1997 through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(163,093)	$(220,501)	$501,726
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	0	0	2,405
Extinguishment of debt	0	0	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable – related party	131,275	194,472	613,746
Increase in accrued interest	6,134	3,241	129,712
Net Cash Used For Operating Activities	(25,684)	(22,788)	(105,298)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note payable - related party	25,684	22,788	48,472
Capital contributed by shareholder	0	0	56,826
Net Cash Provided by Financing Activities	25,684	22,788	105,298
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

CASH PAID FOR:
Interest	$0	$0	$0
Taxes	$0	$0	$0

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$0	$0	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2010

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

December 31, 2010

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                 For the Year Ended December 31, 2010

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(163,093)	2,458,590	$(0.07)

                                                                 For the Year Ended December 31, 2009

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(220,501)	2,458,590	$(0.09)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2010

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

Accounting Standards Codification Topic 820 (Accounting Standards Update (“ASU”) ASU No. 2009-05), which amends Fair Value Measurements and Disclosures – Overall, ACS Topic 605 (ASU No. 2009-13), Multiple-Deliverable Revenue Arrangements, ASC Topic 985 (ASU No. 2009-14), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

December 31, 2010

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets
NOL Carryforward	$104,421	$89,911
Related Party Accruals	144,873	95,681
Deferred tax liabilities
Valuation allowance	(249,293)	(185,592)
Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $63,701 from $185,592 to $249,293 during the year ended December 31, 2010.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book Income (Loss)	$(63,606)	$(85,995)
Other
NOL Limitation
Change in Valuation allowance	63,606	85,995
	$—	$—

At December 31, 2010, the Company had net operating loss carryforwards of approximately $267,745 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2010 have been adjusted to reflect the limitations imposed.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2010

NOTE 2 - INCOME TAXES (Continued

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010, and 2009, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at December 31, 2010 or 2009.

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

December 31, 2010

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, all such loans, along with an additional $6,945 of expenses of paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007, 2008, 2009 and 2010 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $66,671 at December 31, 2010.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments have been made during the year ended December 31, 2010.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in the years ended December 31, 2008, 2009 and 2010. The accrued interest related to this note totaled $10,415 as of December 31, 2010.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note is filed as an exhibit to this Report; see Part IV, Item 15 of this Report.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2010, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2010

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

December 31, 2010

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $25,684 in expenses for the Company in the year ended December 31, 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 844 from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 55 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 50 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 56 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Richard F. Strup.  Mr. Strup is 58 years of age.  Mr. Strup has served as the Executive Vice President, Corporate Strategy of Reyes Holdings since 2003 and from 1999 to 2003, he served as both the Managing Director of Miller International and as the Senior Vice President of Corporate Strategy for Miller Brewing Co.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  There were no transactions that required disclosure on Forms 3 or 4 during the year ended December 31, 2010.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/10	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/09	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/08	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

Frederick G. Pierce, II	12/31/10	0	0	0	0	0	0	0	0	0
Director	12/31/09	0	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0	0

Richard F. Strup	12/31/10	0	0	0	0	0	0	0	0	0
Director	12/31/09	0	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0	0

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2008, 2009 and 2010.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2008, 2009 and 2010 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2008, 2009 and 2010.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2010 and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2010 and to the date hereof:

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15, and January 15 of each year with respect to the immediately preceding calendar quarter equal to the greater of (i) $30,000 and (ii) 5% of the Company’s consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2010, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$12,000	$12,000
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$12,000	$12,000

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

ATLANTICA, INC.

Date:	March 31, 2011	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 31, 2011	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 31, 2011	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 31, 2011	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 31, 2011	By:	/s/Richard F. Strup
Richard F. Strup
Director