Form 10-Q
period 2011-06-30
ATLANTICA INC
filed 2011-08-15
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]  The Company does not have a corporate Web site.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 12, 2011 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

June 30, 2011 (Unaudited) and December 31, 2010

4

—

Unaudited Statements of Operations,

for the three and six months ended June 30, 2011

and 2010 and from inception of Development

Stage on January 1, 1997 through June 30, 2011

5

—

Unaudited Statements of Cash Flows,

for the six months ended June 30, 2011

and 2010 and from inception of Development

Stage on January 1, 1997 through June 30, 2011

6

—

Notes to Unaudited Financial Statements

7 - 9

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010

ASSETS
CURRENT ASSETS

Cash	$0	$0
Total Current Assets	0	0
Total Assets	$0	$0

CURRENT LIABILITIES

Accounts Payable	$206,895	$192,186
Accounts Payable - Related Party	423,728	360,000
Note Payable - Related Party	70,599	66,671
Interest Payable	14,432	10,415
Total Current Liabilities	715,654	629,272
Total Liabilities	715,654	629,272

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	0	0
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through June 30, 2011 and December 31, 2010	415,344	501,726
Total Stockholders' Equity (Deficit)	(715,654)	(629,272)
Total Liabilities and Stockholders' Equity (Deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	April 1, 2011 to June 30, 2011	April 1, 2010 to June 30, 2010	January 1, 2011 to June 30, 2011	January 1, 2010 to June 30, 2010	From Inception of Development Stage on January 1, 1997 through June 30, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES

General And Administrative	39,512	39,292	82,365	86,228	804,602
Interest Expense	2,066	1,423	4,017	2,658	132,941
Total Expenses	41,578	40,715	86,382	88,886	937,543

LOSS BEFORE EXTRAORDINARY ITEMS	(41,578)	(40,715)	(86,382)	(88,886)	(937,543)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	0	0	0	0	1,352,887
NET INCOME (LOSS)	$(41,578)	$(40,715)	$(86,382)	$(88,886)	$415,344

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Jan. 1, 2011 to June 30, 2011	Jan. 1, 2010 to June 30, 2010	From Inception of Development Stage on January 1, 1997 through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(86,382)	$(88,886)	$415,344
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	0	0	2,405
Extinguishment of debt	0	0	(1,352,887)
Changes in operating assets and liabilities:
Increase in accounts payable	78,437	71,053	692,183
Increase in accrued interest	4,017	2,658	133,729
Net Cash Used For Operating Activities	(3,928)	(15,175)	(109,226)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note payable - related party	3,928	15,175	52,400
Capital contributed by shareholder	0	0	56,826
Net Cash Provided by Financing Activities	3,928	15,175	109,226
NET INCREASE (DECREASE) IN CASH	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

CASH PAID FOR:
Interest	$0	$0	$0
Taxes	$0	$0	$0

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$0	$0	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2011

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

June 30, 2011

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid expenses for the Company in the amount of $104 during the quarter ended June 30, 2011.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

There were no issuances of Company stock during the six month period ended June 30, 2011.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2011

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Loss available to common shareholders (numerator)	$(41,578)	$(40,715)	$(86,382)	$(88,886)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.02)	$(0.02)	$(0.04)	$ (0.04)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Expenses of $104 and $3,928 during the three and six months ended June 30, 2011, respectively, were paid by Mirabella and recorded as loans by shareholders totaling $70,599 at June 30, 2011.  The accrued interest related to the outstanding loans was $2,067 and $4,017 for the three and six months ended June 30, 2011, and $14,432 total accrued interest as of June 30, 2011.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the quarter ended June 30, 2011.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

June 30, 2011

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2011; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended June 30, 2011, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 1, 2011, the Company entered into an agreement with Shelley Goff, the Company’s Secretary, Chief Financial Officer, and Principal Accounting Officer pursuant to which Ms. Goff agreed to provide XBRL services to the Company in connection with the Company’s periodic reports filed with the SEC.  Ms. Goff will provide XBRL services to the Company for a fee of $4,000 per fiscal year.  The agreement contains substantially similar terms and conditions as those set forth in agreements which Ms. Goff has entered into to provide similar services to other non-affiliated SEC filers.

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued, and determined there are no other events to disclose.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 6 to the Unaudited Financial Statements dated June 30, 2011 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The Company had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $39,512 for the quarterly period ended June 30, 2011, compared to $39,292 for the quarterly period ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011 and June 30, 2010 were comprised mainly of accounting, management and legal fees.  We had a net loss of $41,578 for the quarterly period ended June 30, 2011, compared to a net loss of $40,715 for the quarterly period ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The Company had no operations during the six months ended June 30, 2011.  General and administrative expenses were $82,365 for the six months ended June 30, 2011, compared to $86,228 for the six months ended June 30, 2010.  General and administrative expenses for the six months ended June 30, 2011 and June 30, 2010 were comprised mainly of accounting, management and legal fees.  We had a net loss of $86,382 for the six months ended June 30, 2011, compared to a net loss of $88,886 for the six months ended June 30, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30,2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ATLANTICA, INC.

Date:	August 12, 2011	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	August 12, 2011	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer