Form 10-K
period 2012-12-31
ATLANTICA INC
filed 2013-04-01
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

233 S. Wacker Drive, Suite #9200

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]  No [  ]  The Company does not have a website.

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2012.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 1, 2013, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

On June 29, 2007, pursuant to a Stock Purchase Agreement among Mirabella Holdings, LLC, (the “Purchaser”), Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham (collectively with Duane S. Jenson, Travis T. Jenson and Thomas J. Howells, the “Sellers”), and Leonard W. Burningham, as the representative of the Sellers, the Purchaser acquired from the Sellers a total of 1,966,872 shares of the Company’s common stock (the “Acquisition”), representing 80% of the Company’s currently outstanding shares, for a purchase price of $525,000 in cash.  Upon the closing of the Acquisition, Duane S. Jenson and Terry Jenson resigned as directors and executive officers, Shelley Goff resigned as a director, retained her office as the Company’s Secretary and was appointed the Company’s Chief Financial Officer; and Alan D. Gordon was appointed as the Company’s President and Chief Executive Officer.  In connection with the Acquisition and effective July 16, 2007, Alan D. Gordon, Frederick G. Pierce, II and Richard F. Strup were elected as directors, and Duane S. Jenson, Terry Jenson and Shelley Goff resigned as director.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2011 and 2012. These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2011	.20	.20
April 1 - June 30, 2011	.51	.15
July 1 - September 30, 2011	.51	.25
October 1 - December 31, 2011	.51	.0185
January 1 - March 31, 2012	.60	.51
April 1 - June 30, 2012	.60	.60
July 1 - September 30, 2012	.60	.60
October 1 - December 31, 2012	.60	.075

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2012, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2012, the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2012, the Company had a net loss of $92,590, resulting from operations, as compared to a net loss of $163,030 for the same period ended December 31, 2011. Cumulative income totaled $246,106 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2012, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $136,943, and during calendar 2011 expenses were also paid by Mirabella in the aggregate amount of $12,725. The aggregate amount of $216,339 outstanding as of December 31, 2012, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, currently is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses, on our behalf, Mirabella is not obligated to pay any of those expenses and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2012

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Atlantica, Inc.

(A development Stage Company)

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception of the development stage on January 1, 1997 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and from inception on January 1, 1997 through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 1, 2013

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$32,238	$209,656
Accounts Payable - Related Parties	605,487	484,058
Note Payable - Related Parties	216,339	79,397
Interest Payable – Related Parties	30,828	19,191
Total Current Liabilities	884,892	792,302
Total Liabilities	884,892	792,302

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through December 31, 2011 and December 31, 2010, respectively	246,106	338,696
Total Stockholders' Equity (Deficit)	(884,892)	(792,302)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	From Inception of Development Stage on January 1, 1997 through December 31, 2012

REVENUES	$-	$-	$-

EXPENSES

General and administrative	146,389	154,254	1,022,880
Total expenses	146,309	154,254	1,106,781

OTHER INCOME (EXPENSE)
Interest expense	(11,637)	(8,776)	(149,337)
Gain on forgiveness of debt	65,436	-	65,436
Total other income (expense)	53,799	(8,776)	(83,901)

LOSS BEFORE EXTRAORDINARY ITEMS	(92,590)	(163,030)	(1,106,781)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	-	-	1,352,887
NET INCOME (LOSS)	$(92,590)	$(163,030)	$246,106

BASIC LOSS PER SHARE	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	(67,625)
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	246	125,456	(169,155)
Net loss for the year ended December 31, 2008	-	-	-	(202,225)
Balance, December 31, 2008	2,458,590	246	125,456	(371,380)
Net loss for the year ended December 31, 2009	-	-	-	(220,501)
Balance, December 31, 2009	2,458,590	246	125,456	(591,881)
Net loss for the year ended December 31, 2010	-	-	-	(163,093)
Balance, December 31, 2010	2,458,590	246	125,456	(754,974)
Net loss for the year ended December 31, 2011	-	-	-	(163,030)
Balance, December 31, 2011	2,458,590	246	125,456	(918,004)
Net loss for the year ended December 31, 2012	-	-	-	(92,590)
Balance, December 31, 2012	2,458,590	$246	$125,456	$(1,010,594)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				246,106
Accumulated deficit				$(1,010,594)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2012	For the year ended December 31, 2011	From Inception of Development Stage on January 1, 1997 through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(92,590)	$(163,030)	$246,106
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	-	-	2,405
Extinguishment of debt	-	-	(1,352,887)
Gain on forgiveness of debt	(65,436)	-	(65,436)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,446	141,529	764,721
Increase in accrued interest	11,637	8,776	150,125
Net Cash Used For Operating Activities	(136,943)	(12,725)	(254,966)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	136,943	12,725	198,140
Capital contributed by shareholder	-	-	56,826
Net Cash Provided by Financing Activities	136,943	12,725	254,966
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$-	$-	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2012

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

December 31, 2012

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2012	December 31, 2011
Income (Numerator)	$(92,590)	$(163,030)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.04)	$(0.07)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2012

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $136,943 in expenses for the Company in the year ended December 31, 2012.

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets
NOL Carryforward	$100,000	$115,000
Related Party Accruals	247,000	195,000
Deferred tax liabilities
Valuation allowance	(347,000)	(310,000)
Net deferred tax asset	$-	$-

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2012

NOTE 3 - INCOME TAXES  (Continued)

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $37,000 from $310,000 to $347,000 during the year ended December 31, 2012.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income (Loss)	$(36,100)	$(63,500)
Accrued Interest Related Party	$4,500	$3,500
Related Party Payable	$46,800	$47,000
NOL Limitation	-	-
Change in Valuation allowance	(15,200)	13,000
	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of $256,514 that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 6 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2012 have been adjusted to reflect the limitations imposed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012, and 2011, the Company recognized no interest and no penalties.  The Company had no payments of interest and penalties accrued at December 31, 2012 or 2011.

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

December 31, 2012

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

In addition, pursuant to a Share Escrow and Reset Agreement (the “Reset Agreement”) entered into among the Purchaser, the Sellers’ Representative, the Sellers, the Company and the escrow agent thereunder contemporaneously with the Stock Purchase Agreement, the Sellers placed in escrow an additional 423,928 shares of the Company’s Common Stock currently owned by them (the “Escrow Shares”), which represent all but 70 of the remaining shares of the Company’s Common Stock owned by the Sellers.  Pursuant to the Reset Agreement, upon the future acquisition by the Company, within the five-year period following June 29, 2007 (the “Acquisition Period”), of one or more companies having a combined enterprise value of at least $10 million (a “Threshold Acquisition”), the Escrow Shares will reset, at that time, to a number of newly-issued shares of the Company’s Common Stock that will represent (collectively with the 70 shares previously retained by the Sellers) 5% of the Company’s then fully-diluted Common Stock. In the event that a Threshold Acquisition does not occur within the Acquisition Period, all of the Escrow Shares will be released to the Sellers without any reissuance or adjustment in their amount.

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

December 31, 2012

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

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 6 – Change in Control of Issuer” above, all such loans, along with an additional $6,945 of expenses paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007, 2008, 2009, 2010, 2011 and 2012 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $216,339 at December 31, 2012.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments have been made during the year ended December 31, 2012.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in the years ended December 31, 2008, 2009, 2010 and 2011.  The accrued interest related to this note totaled $30,828 as of December 31, 2012.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

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

December 31, 2012

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2012, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Expenses of $136,943 during the year ended December 31, 2012 were paid by Mirabella and recorded as loans by shareholders totaling $216,339 at December 31, 2012.  The accrued interest related to the outstanding loans was $11,637 for the year ended December 31, 2012, and $30,828 total accrued interest as of December 31, 2012.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2012.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2012, our internal controls over financial reporting were effective.

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

ITEM 9B:  OTHER INFORMATION

On May 9, 2012, Richard F. Strup resigned as a director of the Company.

On November 9, 2012, Shelley Goff resigned as Secretary and Chief Financial Officer of the Company.

On February 11, 2013, which is subsequent to the date of this Report, we elected Daniel B. Zwirn as a director and re-elected Shelley Goff as Secretary and Chief Financial Officer of our Company.  On February 13, 2013, we filed an 8-K Current Report dated May 9, 2012, regarding all of the above resignations and appointments.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Resignation
Alan D. Gordon	President and Chief Executive Officer	6/29/07	*
	Director	7/16/07	*
Shelley Goff	Secretary	11/30/04	11/9/12
	Chief Financial Officer	6/29/07	11/9/12
	Secretary	2/11/13	*
	Chief Financial Officer	2/11/13	*
Frederick G. Pierce, II	Director	7/16/07	*
Daniel B. Zwirn	Director	2/11/13	*
Richard F. Strup	Director	7/16/07	5/9/2012

*

These persons presently serve in the capacities indicated.

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 57 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 52 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 58 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 41 years of age.  Mr. Zwirn is Managing Member of Zwirn Family Interests, LLC, a private investment firm, and has served in that position since founding the company in May 2009.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  There were no transactions that required disclosure on Forms 3 or 4 during the year ended December 31, 2012.  However, we did do filings subsequent to the period covered by this Report for the new appointments and the resignation of Richard Strup.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/12	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/11	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/10	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

Frederick G. Pierce, II	12/31/12	0	0	0	0	0	0	0	0	0
Director	12/31/11	0	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0	0

Richard F. Strup	12/31/12	0	0	0	0	0	0	0	0	0
Director	12/31/11	0	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0	0

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2010, 2011 and 2012.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2010, 2011 and 2012 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2012 and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2012 and to the date hereof:

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$10,000	$12,000
Audit-related Fees	0	0
Tax Fees	375	0
All Other Fees	0	0
Total Fees	$10,375	$12,000

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

Form 8-K as filed on February 13, 2013 (previously filed and incorporated herein by reference).

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

ATLANTICA, INC.

Date:	April 1, 2013	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	April 1, 2013	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	April 1, 2013	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	April 1, 2013	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	April 1, 2013	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director