Form 10-K
period 2013-12-31
ATLANTICA INC
filed 2014-03-12
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2013.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 12, 2014, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, have limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with our lack of any substantive operations for many years.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about January 5, 2006, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “AIAN”; we received a new symbol of “ATTC” in conjunction with the reverse split as discussed under the caption “Business Development” herein.  We applied for a symbol change and were granted on October 14, 2013, the new symbol “ALDA.”  However, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2012 and 2013.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2012	.60	.51
April 1 - June 30, 2012	.60	.60
July 1 - September 30, 2012	.60	.60
October 1 - December 31, 2012	.60	.075
January 1 - March 31, 2013	.60	.60
April 1 - June 30, 2013	.60	.60
July 1 - September 30, 2013	.60	.60
October 1 - December 31, 2013	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2013, the Company had $5,000 in assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2013, the Company had a net loss of $210,668, resulting from operations, as compared to a net loss of $92,590 for the same period ended December 31, 2012. Cumulative income totaled $35,438 since our gain on extinguishment of debt.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2013, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $87,044, and during calendar 2012 expenses were also paid by Mirabella in the aggregate amount of $136,943. The aggregate amount of $303,383 outstanding as of December 31, 2013 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2012

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Atlantica, Inc.

(A Development Stage Company)

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and from inception of the development stage on January 1, 1997 through December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on January 1, 1997 through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 12, 2014

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expense	5,000	-
Total Current Assets	5,000	-
Total Assets	$5,000	$-

CURRENT LIABILITIES

Accounts Payable	$14,283	$32,238
Accounts Payable - Related Parties	720,000	605,487
Note Payable - Related Parties	303,383	216,339
Interest Payable – Related Parties	62,894	30,828
Total Current Liabilities	1,100,560	884,892
Total Liabilities	1,100,560	884,892

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through December 31, 2013 and December 31, 2012, respectively	35,438	246,106
Total Stockholders' Equity (Deficit)	(1,095,560)	(884,892)
Total Liabilities and Stockholders' Equity (Deficit)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations

	For the year ended December 31, 2013	For the year ended December 31, 2012	From Inception of Development Stage on January 1, 1997 through December 31, 2013

REVENUES	$-	$-	$-

EXPENSES

General and administrative	178,601	146,389	1,201,481
Total expenses	178,601	146,389	1,201,481

OTHER INCOME (EXPENSE)
Interest expense	(32,067)	(11,637)	(181,404)
Gain on forgiveness of debt	-	65,436	65,436
Total other income (expense)	(32,067)	53,799	(115,968)

LOSS BEFORE EXTRAORDINARY ITEMS	(210,668)	(92,590)	(1,317,449)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	-	-	1,352,887
NET INCOME (LOSS)	$(210,668)	$(92,590)	$35,438

BASIC LOSS PER SHARE	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Inception of development stage, January 1, 1997	53,590	$6	$(6)	$(1,256,700)
Expenses paid on the Company's behalf	-	-	39,957	-
Net loss for the year ended December 31, 1997	-	-	-	(93,057)
Balance, December 31, 1997	53,590	6	39,951	(1,349,757)
March 13, 1998, common stock issued for services at $0.0001 per share	2,405,000	240	2,165	-
Expenses paid on the Company's behalf	-	-	6,856	-
Net loss for the year ended December 31, 1998	-	-	-	(62,361)
Balance December 31, 1998	2,458,590	246	48,972	(1,412,118)
Expenses paid on the Company's behalf	-	-	10,013	-
Net Income for the year ended December 31, 1999	-	-	-	1,348,144
Balance, December 31, 1999	2,458,590	246	58,985	(63,974)
Net loss for the year ended December 31, 2000	-	-	-	(3,651)
Balance, December 31, 2000	2,458,590	246	58,985	(67,625)
Net loss for the year ended December 31, 2001	-	-	-	(5,183)
Balance, December 31, 2001	2,458,590	246	58,985	(72,808)
Net loss for the year ended December 31, 2002	-	-	-	(6,666)
Balance, December 31, 2002	2,458,590	246	58,985	(79,474)
Net loss for the year ended December 31, 2003	-	-	-	(2,788)
Balance, December 31, 2003	2,458,590	246	58,985	(82,262)
Net loss for the year ended December 31, 2004	-	-	-	(1,987)
Balance, December 31, 2004	2,458,590	246	58,985	(84,249)
Net loss for the year ended December 31, 2005	-	-	-	(19,509)
Balance, December 31, 2005	2,458,590	246	58,985	(103,758)
Net loss for the year ended December 31, 2006	-	-	-	(12,888)
Balance, December 31, 2006	2,458,590	246	58,985	(116,646)
Expenses paid on the Company's behalf	-	-	66,471	-
Net loss for the year ended December 31, 2007	-	-	-	(52,509)
Balance, December 31, 2007	2,458,590	246	125,456	(169,155)
Net loss for the year ended December 31, 2008	-	-	-	(202,225)
Balance, December 31, 2008	2,458,590	246	125,456	(371,380)
Net loss for the year ended December 31, 2009	-	-	-	(220,501)
Balance, December 31, 2009	2,458,590	246	125,456	(591,881)
Net loss for the year ended December 31, 2010	-	-	-	(163,093)
Balance, December 31, 2010	2,458,590	246	125,456	(754,974)
Net loss for the year ended December 31, 2011	-	-	-	(163,030)
Balance, December 31, 2011	2,458,590	246	125,456	(918,004)
Net loss for the year ended December 31, 2012	-	-	-	(92,590)
Balance, December 31, 2012	2,458,590	246	125,456	(1,010,594)
Net loss for the year ended December 31, 2013	-	-	-	(210,668)
Balance, December 31, 2013	2,458,590	$246	$125,456	$(1,221,262)
Accumulated Deficit prior to development stage				$(1,256,700)
Retained earnings from inception of development stage				35,438
Accumulated deficit				$(1,221,262)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2013	For the year ended December 31, 2012	From Inception of Development Stage on January 1, 1997 through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(210,668)	$(92,590)	$35,438
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Common stock issued for services	-	-	2,405
Extinguishment of debt	-	-	(1,352,887)
Gain on forgiveness of debt	-	(65,436)	(65,436)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(5,000)	-	(5,000)
Increase in accounts payable	96,558	9,446	861,279
Increase in accrued interest	32,066	11,637	182,191
Net Cash Used For Operating Activities	(87,044)	(136,943)	(342,010)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	87,044	136,943	285,184
Capital contributed by shareholder	-	-	56,826
Net Cash Provided by Financing Activities	87,044	136,943	342,010
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$-	$-	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2013

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

December 31, 2013

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

f. Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2013	December 31, 2012
Income (Numerator)	$(210,668)	$(92,590)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.09)	$(0.04)

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2013

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

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $87,044 in expenses for the Company in the year ended December 31, 2013, increasing the aggregate amount of a demand note held by this stockholder to $303,383.

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets
NOL Carryforward	$123,000	$100,000
Related Party Accruals	306,000	247,000
Deferred tax liabilities
Valuation allowance	(429,000)	(347,000)
Net deferred tax asset	$-	$-

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2013

NOTE 3 - INCOME TAXES  (Continued)

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $82,000 from $347,000 to $429,000 during the year ended December 31, 2013.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income (Loss)	$(82,200)	$(36,100)
Accrued Interest Related Party	$12,500	$4,500
Related Party Payable	$46,800	$46,800
NOL Limitation	-	-
Change in Valuation allowance	(22,900)	(15,200)
	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of $315,115 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 5 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2013 have been adjusted to reflect the limitations imposed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013, and 2012, the Company recognized no interest and no penalties.  The Company had no payments of interest and penalties accrued at December 31, 2013 or 2012.

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

December 31, 2013

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

December 31, 2013

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

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 5 – Change in Control of Issuer” above, all such loans, along with an additional $6,945 of expenses paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007 through December 31, 2013 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $303,383 at December 31, 2013.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2013.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2013.  The aggregate amount of accrued interest related to this note totaled $62,894 as of December 31, 2013.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

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

December 31, 2013

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2013, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Expenses of $87,044 during the year ended December 31, 2013 were paid by Mirabella and recorded as loans by shareholders totaling $303,383 at December 31, 2013.  The accrued interest related to the outstanding loans was $62,894 as of December 31, 2013, and $30,828 as of December 31, 2012.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2013.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2013, our internal controls over financial reporting were effective.

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

None, not applicable.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 58 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 53 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 59 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 42 years of age.  Mr. Zwirn is Managing Member of Zwirn Family Interests, LLC, a private investment firm, and has served in that position since founding the company in May 2009.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

Director Compensation

Our Directors do not receive any compensation for their services in such capacites.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2013.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/13	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/12	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/11	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2011, 2012 and 2013.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2011, 2012 and 2013 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2013 and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2013 and to the date hereof:

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer, Director(2)	1,966,872	(2)	80.0%
Shelley Goff, Chief Financial Officer, Principal Accounting Officer and Secretary	0		0.0%
Fredrick G. Pierce II, Director	0		0.0%
Daniel B. Zwirn, Director	0		0.0%
All current directors and executive officers as a group (4 persons)	1,966,872		80.0%

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15, and January 15 of each year with respect to the immediately preceding calendar quarter equal to the greater of (i) $30,000 and (ii) 5% of the Company’s consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2013, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$10,028	$10,000
Audit-related Fees	0	0
Tax Fees	400	375
All Other Fees	0	0
Total Fees	$10,428	$10,375

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2013 contained in Item 8 above which are incorporated herein by this reference.

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

ATLANTICA, INC.

Date:	March 12, 2014	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 12, 2014	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 12, 2014	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 12, 2014	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 12, 2014	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director