Form 10-Q
period 2014-03-31
ATLANTICA INC
filed 2014-05-13
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  April 30, 2014 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

[A Development Stage Company]

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

ATLANTICA, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Balance Sheets,

March 31, 2014 (Unaudited) and December 31, 2013

4

—

Unaudited Statements of Operations,

for the three months ended March 31, 2014

and 2013 and from inception of Development

Stage on January 1, 1997 through March 31, 2014

5

—

Unaudited Statements of Cash Flows,

for the three months ended March 31, 2014

and 2013 and from inception of Development

Stage on January 1, 1997 through March 31, 2014

6

—

Notes to Unaudited Financial Statements

7 - 10

ATLANTICA, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expense	-	5,000
Total Current Assets	-	5,000
Total Assets	$-	$5,000

CURRENT LIABILITIES

Accounts Payable	$31,954	$14,283
Accounts Payable - Related Parties	750,000	720,000
Note Payable - Related Parties	307,043	303,383
Interest Payable – Related Parties	71,879	62,894
Total Current Liabilities	1,160,876	1,100,560
Total Liabilities	1,160,876	1,100,560

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit prior to development stage	(1,256,700)	(1,256,700)
Retained earnings from inception of development stage on January 1, 1997, through December 31, 2013 and December 31, 2013, respectively	(29,878)	35,438
Total Stockholders' Equity (Deficit)	(1,160,876)	(1,095,560)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From Inception of Development Stage on January 1, 1997 through March 31, 2014

REVENUES	$-	$-	$-

EXPENSES

General and administrative	56,332	60,692	1,257,813
Total expenses	56,332	60,692	1,257,813

OTHER INCOME (EXPENSE)
Interest expense	(8,984)	(6,955)	(190,388)
Gain on forgiveness of debt	-	-	65,436
Total other income (expense)	(8,984)	(6,955)	(124,952)

LOSS BEFORE EXTRAORDINARY ITEMS	(65,316)	(67,647)	(1,382,765)

EXTRAORDINARY INCOME
Gain on extinguishment of debt	-	-	1,352,887
NET INCOME (LOSS)	$(65,316)	$(67,647)	$(29,878)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From Inception of Development Stage on January 1, 1997 through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(65,316)	$(67,647)	$(29,878)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	-	-	2,405
Extinguishment of debt	-	-	(1,352,887)
Gain on forgiveness of debt	-	-	(65,436)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,000	-	-
Increase (decrease) in accounts payable	47,671	3,319	908,950
Increase in accrued interest	8,985	6,955	191,176
Net Cash Used For Operating Activities	(3,660)	(57,373)	(345,670)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	3,660	57,373	288,844
Capital contributed by shareholder	-	-	56,826
Net Cash Provided by Financing Activities	3,660	57,373	345,670
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Contributions of related party payable to equity	$-	$-	$66,471

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2014

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

March 31, 2014

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid $3,660 in expenses for the Company during the three months ended March 31, 2014.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

The Company did not issue any shares of captial stock during the three month period ended March 31, 2014.

ATLANTICA, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2014

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
Loss available to common shareholders (numerator)	$(65,316)	$(67,647)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590
Basic loss per share	$(0.03)	$(0.03)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Expenses of $3,660 during the three months ended March 31, 2014 were paid by Mirabella and recorded as loans by shareholders totaling $307,043 at March 31, 2014.  The accrued interest related to the outstanding loans was $8,984 for the three months ended March 31, 2014, and $71,879 total accrued interest as of March 31, 2014.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the quarter ended March 31, 2014.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

March 31, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending March 31, 2014; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended March 31, 2014, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 6 to the Unaudited Financial Statements dated March 31, 2014 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company had no operations during the quarterly period ended March 31, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $56,332 for the quarterly period ended March 31, 2014, compared to $60,692 for the quarterly period ended March 31, 2013. General and administrative expenses for the three months ended March 31, 2014 and March 31, 2013 were comprised mainly of accounting, management and legal fees.  We had a net loss of $65,316 for the quarterly period ended March 31, 2014, compared to a net loss of $67,647 for the quarterly period ended March 31, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	May 13, 2014	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	May 13, 2014	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer