Form 10-Q
period 2014-06-30
ATLANTICA INC
filed 2014-08-06
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 6, 2014 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

ATLANTICA, INC.

CONTENTS

PAGE

Balance Sheets,

June 30, 2014 (Unaudited) and December 31, 2013

4

Unaudited Statements of Operations,

for the three months and six months ended June 30, 2014 and 2013

5

Unaudited Statements of Cash Flows,

for the six months ended June 30, 2014 and 2013

6

  Notes to Unaudited Financial Statements

7 - 10

ATLANTICA, INC.

Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expense	-	5,000
Total Current Assets	-	5,000
Total Assets	$-	$5,000

CURRENT LIABILITIES

Accounts Payable	$47,898	$14,283
Accounts Payable - Related Parties	783,243	720,000
Note Payable - Related Parties	307,043	303,383
Interest Payable – Related Parties	80,908	62,894
Total Current Liabilities	1,219,092	1,100,560
Total Liabilities	1,219,092	1,100,560

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(1,344,794)	(1,221,262)
Total Stockholders' Equity (Deficit)	(1,219,092)	(1,095,560)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	49,187	47,313	105,519	108,004
Total expenses	49,187	47,313	105,519	108,004

OTHER INCOME (EXPENSE)
Interest expense	(9,029)	(7,849)	(18,013)	(14,803)
Total other income (expense)	(9,029)	(7,849)	(18,013)	(14,803)

NET INCOME (LOSS)	$(58,216)	$(55,162)	$(123,532)	$(122,807)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(123,532)	$(122,807)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Common stock issued for services	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,000	-
Increase (decrease) in accounts payable	96,859	36,911
Increase in accrued interest	18,013	14,803
Net Cash Used For Operating Activities	(3,660)	(71,093)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	3,660	71,093
Capital contributed by shareholder	-	-
Net Cash Provided by Financing Activities	3,660	71,093
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

June 30, 2014

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

The Company has applied early adoption of Topic 915 for the current financial year although compliance with this standard is mandatory only with effect from December 15, 2014. The effect of the change is to provide information that is useful to present and potential investors, creditors, donors, and other capital market participants in making rational investment, credit, and similar resource allocation decisions.  The Company entered into the Development Stage January 1, 1997, and the cumulative information was not useful to present and potential investors, creditors, donors, and other capital market participants in making rational investment, credit, and similar resource allocation decisions.

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

We have had no material business operations since March 7, 1997. The Company’s only activity since that time has consisted of taking actions necessary to restore and preserve its good standing in the State of Utah.  The Company presently has no significant assets.  The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors will make the final determination and the approval of stockholders will not be sought unless required by applicable law, the articles of incorporation or bylaws of the Company or contract.

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

Notes to Unaudited Financial Statements

June 30, 2014

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), its majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid $3,660 in expenses for the Company during the six months ended June 30, 2014.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

The Company did not issue any shares of capital stock during the three month period ended June 30, 2014.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

June 30, 2014

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Loss available to common shareholders (numerator)	$(58,216)	$(55,162)	$(123,532)	$(122,807)
Weighted average number of common shares
outstanding during the period used in loss per share
(denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mirabella paid expenses of $3,660 during the six months ended June 30, 2014 that were recorded as additional loans by shareholders, which totaled $307,043 at June 30, 2014.  The accrued interest related to the outstanding loans was $18,013 for the six months ended June 30, 2014, and total accrued interest as of June 30, 2014 was $80,908.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments of principal or interest were made during the quarter ended June 30, 2014.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

Notes to Audited Financial Statements

June 30, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ended June 30, 2014; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarter ended June 30, 2014, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 6 to the Unaudited Financial Statements dated June 30, 2014 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Company had no operations during the quarterly period ended June 30, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $49,187 for the quarterly period ended June 30, 2014, compared to $47,313 for the quarterly period ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2014 and June 30, 2013 were comprised mainly of accounting, management and legal fees.  We had a net loss of $58,216 for the quarterly period ended June 30, 2014, compared to a net loss of $55,162 for the quarterly period ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The Company had no operations during the six months ended June 30, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $105,519 for the six months ended June 30, 2014, compared to $108,004 for the six months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 and June 30, 2013 were comprised mainly of accounting, management and legal fees.  We had a net loss of $123,532 for the six months ended June 30, 2014, compared to a net loss of $122,807 for the six months ended June 30, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None, not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Alan D. Gordon, President, Chief Executive Officer and Director
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Shelley Goff, Secretary, Chief Financial Officer and Principal Accounting Officer
32.1

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

ATLANTICA, INC.

Date:	August 6, 2014	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	August 6, 2014	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer