Form 10-K
period 2014-12-31
ATLANTICA INC
filed 2015-02-23
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

233 S. Wacker Drive, Suite #8400

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2014.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of February 23, 2015, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities, other than pursuant to our management services agreement with Richland, Gordon & Company.   See the description of our management services agreement with Richland, Gordon & Company contained in Part III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and business combinations by us.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and 2014.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2013	.60	.60
April 1 - June 30, 2013	.60	.60
July 1 - September 30, 2013	.60	.60
October 1 - December 31, 2013	.60	.60
January 1 - March 31, 2014	.60	.60
April 1 - June 30, 2014	1.10	.60
July 1 - September 30, 2014	1.01	1.01
October 1 - December 31, 2014	1.01	1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8869, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2014, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2013, the Company had $5,000 in assets and we had $0 in assets as of December 31, 2014. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2014, the Company had a net loss of $214,758, resulting from operations, as compared to a net loss of $210,668 for the same period ended December 31, 2013.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2014, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $28,293, and during calendar 2013 expenses were also paid by Mirabella in the aggregate amount of $87,044. The aggregate amount of $331,676 outstanding as of December 31, 2014 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.   See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantica, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Atlantica, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 23, 2015

ATLANTICA, INC.

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS

Cash	$-	$-
Prepaid expense	-	5,000
Total Current Assets	-	5,000
Total Assets	$-	$5,000

CURRENT LIABILITIES

Accounts Payable	$34,202	$14,283
Accounts Payable - Related Parties	843,228	720,000
Note Payable - Related Parties	331,676	303,383
Interest Payable – Related Parties	101,212	62,894
Total Current Liabilities	1,310,318	1,100,560
Total Liabilities	1,310,318	1,100,560

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(1,436,020)	(1,221,262)
Total Stockholders' Equity (Deficit)	(1,310,318)	(1,095,560)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2014	For the year ended December 31, 2013

REVENUES	$-	$-

EXPENSES

General and administrative	176,440	178,601
Total expenses	176,440	178,601

OTHER INCOME (EXPENSE)
Interest expense	(38,318)	(32,067)
Total other income (expense)	(38,318)	(32,067)

NET LOSS	$(214,758)	$(210,668)

BASIC LOSS PER SHARE	$(0.09)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2012	2,458,590	$246	$125,456	$(1,010,594)
Net loss for the year ended December 31, 2013	-	-	-	(210,668)
Balance, December 31, 2013	2,458,590	246	125,456	(1,221,262)
Net loss for the year ended December 31, 2014	-	-	-	(214,758)
Balance, December 31, 2014	2,458,590	$246	$125,456	$(1,436,020)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2014	For the year ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(214,758)	$(210,668)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,000	(5,000)
Increase in accounts payable	143,147	96,558
Increase in accrued interest	38,318	32,066
Net Cash Used By Operating Activities	(28,293)	(87,044)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	28,293	87,044
Net Cash Provided by Financing Activities	28,293	87,044
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2014

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

The Company has not engaged in any business operations since 1990. The Company’s only activity since that time has consisted of taking actions necessary to restore and preserve its good standing in the State of Utah. The Company presently has no assets. The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its stockholders. In considering whether to complete any such acquisition, the Board of Directors will make the final determination and the approval of stockholders will not be sought unless required by applicable law, the articles of incorporation or bylaws of the Company or contract.

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

Notes to Audited Financial Statements

December 31, 2014

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2013	December 31, 2013
Income (Numerator)	$(214,758)	$(210,668)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.09)	$(0.09)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2014

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs.  In addition, the Company has no assets, a working capital deficit and accumulated losses.  This raises substantial doubt about our ability to continue as a going concern.  The Company is seeking the acquisition of, or merger with, an existing operating company.

The Company is relying on its principal shareholder to pay all of our operating and other expenses until we can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $28,293 in expenses for the Company in the year ended December 31, 2014, increasing the aggregate amount of a demand note held by this stockholder to $331,676.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2014

NOTE 3 - INCOME TAXES  (Continued)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets
NOL Carryforward	$145,000	$123,000
Related Party Accruals	367,500	306,000
Deferred tax liabilities
Valuation allowance	(512,500)	(429,000)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $83,500 from $429,000 to $512,500 during the year ended December 31, 2014.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book Income (Loss)	$(83,750)	$(82,200)
Accrued Interest Related Party	$15,000	$12,500
Related Party Payable	$46,800	$46,800
NOL Limitation	-	-
Change in Valuation allowance	(21,950)	(22,900)
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of $371,556 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 4 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2014 have been adjusted to reflect the limitations imposed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2014, and 2013, the Company recognized no interest and no penalties.  The Company had no payments of interest and penalties accrued at December 31, 2014 or 2013.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2014

NOTE 4 – CHANGE IN CONTROL OF ISSUER

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

NOTE 5 - COMMON STOCK

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

Notes to Audited Financial Statements

December 31, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS

Expenses incurred by the Company for legal and filing fees were paid out-of- pocket by a related party. On May 11, 1998, the shareholders of the Company completed a quasi-reorganization whereby the accumulated deficit of the Company was offset against paid-in capital to the extent possible. The quasi- reorganization has been reflected on a retroactive basis.

Expenses paid during the years ended December 31, 1999, 1998 and 1997 were paid by the Company’s President and were recorded as additional paid-in capital. Expenses during the year ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 were paid by certain related parties and recorded as loans to shareholders totaling $46,010 at December 31, 2006.  In conjunction with the closing of the transactions under the Stock Purchase Agreement entered into on June 29, 2007, described under “Note 4 – Change in Control of Issuer” above, all such loans, along with an additional $6,945 of expenses paid by certain related parties during the year ended December 31, 2007 and recorded as loans to shareholders, plus the Company’s other related party payables, all of which totaled $66,471 in the aggregate, were converted by that related party into contributions to the Company’s capital, with appropriate adjustments made to the Company’s additional paid-in capital account.  Other expenses during the years ended December 31, 2007 through December 31, 2014 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $331,676 at December 31, 2014.  Expenses of $28,293 were paid during the year ended December 31, 2014.  The accrued interest related to the outstanding loans was $101,212 as of December 31, 2014, and $62,894 as of December 31, 2013.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2013.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2014.   The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

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

December 31, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 and (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2014, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2014, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 59 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 54 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 60 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 43 years of age.  Mr. Zwirn is Managing Member of Zwirn Family Interests, LLC, a private investment firm, and has served in that position since founding the company in May 2009.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

Director Compensation

Our Directors do not receive any compensation for their services in such capacities.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Other Public Companies Registered Under the Exchange Act

None of our officers or directors currently serve on the Board of Directors of any other public company.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2014.

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

Audit Committee

We have not established an Audit Committee because of our limited operations; and because we have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by management.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/14	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/13	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/12	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2012, 2013 and 2014.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2012, 2013 and 2014 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2014 and to the date hereof:

Ownership of Principal Shareholders

Principal Shareholders	Address	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	233 S. Wacker Drive, Suite #8400 Chicago, IL 60606	1,966,872	(2)	80.0%
Thomas Howells	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	152,614		6.2%
Travis Jenson	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	152,614		6.2%

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2014 and to the date hereof:

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15, and January 15 of each year with respect to the immediately preceding calendar quarter equal to the greater of (i) $30,000 and (ii) 5% of the Company’s consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ending June 30, 2009; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2014, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$10,300	$10,028
Audit-related Fees	0	0
Tax Fees	125	400
All Other Fees	0	0
Total Fees	$10,425	$10,428

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2014 contained in Item 8 above which are incorporated herein by this reference.

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

32*

Certification of Alan D. Gordon and Shelley Goff pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document

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

ATLANTICA, INC.

Date:	February 23, 2015	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	February 23, 2015	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	February 23, 2015	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	February 23, 2015	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	February 23, 2015	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director