Form 10-K
period 2015-12-31
ATLANTICA INC
filed 2016-03-30
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2015

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2015.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 28, 2016, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.  In this regard, see the description of our management services agreement with Richland, Gordon & Comp any contained in Part III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future fina ncings and business combinations by us.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities, other than pursuant to our management services agreement with Richland, Gordon & Company.  See the description of our management services agreement with Richland, Gordon & Company contained in P art III, Item 13 of this Report, and a copy of that agreement included in Part IV, Item 15 of this Report, with respect to, among other things, certain cash fees that may be payable by us to Richland, Gordon in connection with future financings and busines s combinations by us.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2014 and 2015.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2014	.60	.60
April 1 - June 30, 2014	1.10	.60
July 1 - September 30, 2014	1.01	1.01
October 1 - December 31, 2014	1.01	1.01
January 1 - March 31, 2015	1.01	1.01
April 1 - June 30, 2015	1.01	1.01
July 1 - September 30, 2015	1.01	1.01
October 1 - December 31, 2015	1.01	1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2015, from the sale of registered securities.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, although M irabella is under no obligation to provide any such loans in the future.   Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $52,161 in expenses for the Company in the year ended December 31, 2015, increasing the aggregate principal amount of a demand note held by this stockholder to $383,837, plus accrued interest of $148,364, as of December 31, 2015.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2014 and 2015, the Company had $0 in assets.  See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2015, the Company had a net loss of $193,386, resulting from operations, as compared to a net loss of $214,758 for the same period ended December 31, 2014.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  We had a gain on release of debt of $29,389 from our attorneys during the period ended December 31, 2015.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2015, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $52,161, and during calendar 2014 expenses were also paid by Mirabella in the aggregate amount of $28,293.  The aggregate principal amount of $383,837 plus accrued interest of $148,364 outstanding as of December 31, 2015 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.  See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2015

C O N T E N T S

Report of Independent Registered Public Accounting Firm	16 - 17
Balance Sheets	18
Statements of Operations	19
Statements of Stockholders’ Equity (Deficit)	20
Statements of Cash Flows	21
Notes to Audited Financial Statements	22-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantica, Inc.

Chicago, Illinois

We have audited the accompanying balance sheet of Atlantica, Inc. as of December 31, 2015, and the related statements of operations stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantica, Inc.

Chicago, Illinois

We have audited the accompanying balance sheet of Atlantica, Inc. as of December 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 23, 2015

ATLANTICA, INC.

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$8,266	$34,202
Accounts Payable - Related Parties	963,237	843,228
Note Payable - Related Parties	383,837	331,676
Interest Payable – Related Parties	148,364	101,212
Total Current Liabilities	1,503,704	1,310,318
Total Liabilities	1,503,704	1,310,318

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(1,629,406)	(1,436,020)
Total Stockholders' Equity (Deficit)	(1,503,704)	(1,310,318)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2015	For the year ended December 31, 2014

REVENUES	$-	$-

EXPENSES

General and administrative	175,623	176,440
Total expenses	175,623	176,440

OTHER INCOME (EXPENSE)
Gain on release from debt	29,389	-
Interest expense	(47,152)	(38,318)
Total other income (expense)	(17,763)	(38,318)

NET LOSS	$(193,386)	$(214,758)

BASIC LOSS PER SHARE	$(0.08)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2013	2,458,590	$246	$125,456	$(1,221,262)
Net loss for the year ended December 31, 2014	-	-	-	(214,758)
Balance, December 31, 2014	2,458,590	246	125,456	(1,436,020)
Net loss for the year ended December 31, 2015	-	-	-	(193,386)
Balance, December 31, 2015	2,458,590	$246	$125,456	$(1,629,406)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2015	For the year ended December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(193,386)	$(214,758)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on release from debt	(29,389)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	5,000
Increase in accounts payable and accounts payable related party	123,462	143,147
Increase in accrued interest	47,152	38,318
Net Cash Used By Operating Activities	(52,161)	(28,293)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	52,161	28,293
Net Cash Provided by Financing Activities	52,161	28,293

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2015

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

December 31, 2015

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2015	December 31, 2014
Income (Numerator)	$(193,386)	$(214,758)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.08)	$(0.09)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2015

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operation costs.  In addition, the Company has no assets, a working capital deficit and accumulated losses.  This raises substantial doubt about its ability to continue as a going concern.  The Company is seeking the acquisition of, or merger with, an existing operating company.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $52,161 in expenses for the Company in the year ended December 31, 2015, increasing the aggregate principal amount of a demand note held by this stockholder to $383,837, plus accrued interest of $148,364, as of December 31, 2015.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2015

NOTE 3 - INCOME TAXES  (Continued)

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets
NOL Carryforward	$155,100	$145,000
Related Party Accruals	432,700	367,500
Deferred tax liabilities
Valuation allowance	(587,800)	(512,500)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The valuation allowance increased by $75,300 from $512,500 to $587,800 during the year ended December 31, 2015.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Book Income (Loss)	$(75,400)	$(83,750)
Accrued Interest Related Party	$18,400	$15,000
Related Party Payable	$46,800	$46,800
NOL Limitation	-	-
Change in Valuation allowance	10,200	(21,950)
	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of $397,790 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in majority ownership that occurred under the Stock Purchase Agreement on June 29, 2007, described under “Note 4 – Change in Control of Issuer” below, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under provisions of the Tax Reform Act of 1986.  The net operating loss carryforwards and the resulting deferred tax asset as of December 31, 2015 have been adjusted to reflect the limitations imposed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2015, and 2014, the Company recognized no interest and no penalties.  The Company had no payments of interest and penalties accrued at December 31, 2015 or 2014.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2015

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2015 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $383,837 at December 31, 2015.  Expenses of $52,161 were paid during the year ended December 31, 2015.  The accrued interest related to the outstanding loans was $148,364 as of December 31, 2015, and $101,212 as of December 31, 2014.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2015.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2015.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”) we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2015, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

NOTE 6 – GAIN ON RELEASE OF DEBT

As of December 31, 2015, we had a gain on release of debt of $29,389 from the write off of some of the amounts due to our attorneys.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2016, subsequent to the last day of the period covered by this Annual Report (the “Resignation Date”), HJ & Associates, LLC (“HJ”) resigned as the independent registered public accounting firm for Atlantica, Inc. (the “Company”).  On January 7, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm.  The change of the Company’s independent registered public accounting firm from HJ to Haynie & Company was approved unanimously by our board of directors and was due solely to the acquisition by Haynie & Company of all of the assets of HJ.

With the exception of a “going concern” qualification, the reports of HJ on the Company’s financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HJ with a copy of the Company’s Current Report on Form 8-K dated January 4, 2016 and filed with the Securities and Exchange Commission on January 7, 2016 (the “January 2016 8-K”), and requested that HJ furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements.  A copy of such letter, dated January 7, 2016, was attached as Exhibit 16.1 to the January 2016 8-K.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2015, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 60 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 55 years of age.  Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 61 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 44 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business.  From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2015.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/15	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/14	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/13	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2013, 2014 and 2015.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2013, 2014 and 2015 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2015 and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2015 and to the date hereof:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2015 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $383,837 at December 31, 2015.  Expenses of $52,161 were paid during the year ended December 31, 2015.  The accrued interest related to the outstanding loans was $148,364 as of December 31, 2015, and $101,212 as of December 31, 2014.  The loans (the “Mirabella Loans”) are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2015.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2015.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”) , we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2015, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Other than the transactions pursuant to the Mirabella Loans and the Management Services Agreement, there were no other material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$10,794	$10,300
Audit-related Fees	0	0
Tax Fees	1,341	125
All Other Fees	0	0
Total Fees	$12,135	$10,425

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2015 contained in Item 8 above which are incorporated herein by this reference.

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

ATLANTICA, INC.

Date:	March 30, 2016	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 30, 2016	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 30, 2016	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 30, 2016	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 30, 2016	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director