Form 10-K
period 2016-12-31
ATLANTICA INC
filed 2017-03-30
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

875 North Michigan Avenue

Chicago, Illinois 60611

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2016.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of February 23, 2017, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

On November 30, 2004, Thomas J. Howells resigned as President and a director and Travis T. Jenson resigned as Secretary and a director.  Shelley Goff and Duane S. Jenson were appointed as Secretary and President, respectively.  Mr. Jenson and Ms. Goff were also elected as directors.

A copy of our Bylaws was attached to our Annual Report for the year ended December 31, 2001, and is incorporated herein by reference. See Part IV, Item 15.

A copy of our Articles of Incorporation, as amended, was attached to our initial Registration Statement on Form 10-SB and is incorporated herein by reference. See Part IV, Item 15.

On December 27, 2006, we filed a definitive Information Statement with the Securities and Exchange Commission regarding a one-for-10 (1:10) pro rata reverse split of our outstanding common stock (Proposal 1) and the adoption of Amended and Restated Articles of Incorporation (Proposal 2), to be voted upon at a special meeting of our shareholders (the “Meeting”).  The Information Statement that was mailed to our stockholders was accompanied by a Notice of Special Meeting of Shareholders, both of which were mailed to our shareholders on or about January 5, 2007.  Please see the Exhibit Index, Part IV, Item 15, for a copy of the Definitive Information Statement, as filed on December 27, 2006, which is incorporated herein by reference.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2015 and 2016.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2015	1.01	1.01
April 1 - June 30, 2015	1.01	1.01
July 1 - September 30, 2015	1.01	1.01
October 1 - December 31, 2015	1.01	1.01
January 1 - March 31, 2016	1.01	1.01
April 1 - June 30, 2016	1.01	1.01
July 1 - September 30, 2016	1.01	1.01
October 1 - December 31, 2016	1.01	1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2016, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $48,133 in expenses for the Company in the year ended December 31, 2016, increasing the aggregate principal amount of a demand note held by this stockholder to $431,970, plus accrued interest of $205,026, as of December 31, 2016.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2015 and 2016, the Company had $0 in assets.  See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2016, the Company had a net loss of $229,619, resulting from operations, as compared to a net loss of $193,386 for the same period ended December 31, 2015.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  We had a gain on release of debt of $2,890 from our attorneys during the period ended December 31, 2016 and $29,389 from our attorneys during the period ended December 31, 2015.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2016, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $48,133, and during calendar 2015 expenses were also paid by Mirabella in the aggregate amount of $52,161.  The aggregate principal amount of $431,970 plus accrued interest of $205,026 outstanding as of December 31, 2016 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.  See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2016

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantica, Inc.

We have audited the accompanying balance sheet of Atlantica, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows each of the years in the two year period then ended. Atlantica Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 30, 2016

ATLANTICA, INC.

Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$13,081	$8,266
Accounts Payable - Related Parties	1,083,246	963,237
Note Payable - Related Parties	431,970	383,837
Interest Payable – Related Parties	205,026	148,364
Total Current Liabilities	1,733,323	1,503,704
Total Liabilities	1,733,323	1,503,704

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(1,859,025)	(1,629,406)
Total Stockholders' Equity (Deficit)	(1,733,323)	(1,503,704)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2016	For the year ended December 31, 2015

REVENUES	$-	$-

EXPENSES

General and administrative	175,847	175,623
Total expenses	175,847	175,623

OTHER INCOME (EXPENSE)
Gain on release from debt	2,890	29,389
Interest expense	(56,662)	(47,152)
Total other income (expense)	(53,772)	(17,763)

NET LOSS	$(229,619)	$(193,386)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	2,458,590	246	125,456	(1,436,020)	(1,310,318)
Net loss for the year ended December 31, 2015	-	-	-	(193,386)	(193,386)
Balance, December 31, 2015	2,458,590	246	125,456	(1,629,406)	(1,503,704)
Net loss for the year ended December 31, 2016	-	-	-	(229,619)	(229,619)
Balance, December 31, 2016	2,458,590	$246	$125,456	$(1,859,025)	$(1,733,323)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2016	For the year ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(229,619)	$(193,386)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on release from debt	(2,890)	(29,389)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase in accounts payable and accounts payable related party	127,714	123,462
Increase in accrued interest	56,662	47,152
Net Cash Used By Operating Activities	(48,133)	(52,161)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	48,133	52,161
Net Cash Provided by Financing Activities	48,133	52,161

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2016

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

Certain balances in prior year financial statements have been reclassified to conform to current year presentation.

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

December 31, 2016

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.  There were no dilutive securities during the period.

	December 31, 2016	December 31, 2015
Income (Numerator)	$(229,619)	$(193,386)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.09)	$(0.08)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2016

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

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $48,133 in expenses for the Company in the year ended December 31, 2016, increasing the aggregate principal amount of a demand note held by this stockholder to $431,970, plus accrued interest of $205,026, as of December 31, 2016.

NOTE 3 - INCOME TAXES

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2016

NOTE 3 - INCOME TAXES  (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets
NOL Carryforward	$165,600	$155,100
Related Party Accruals	501,200	432,700
Valuation allowance	(666,800)	(587,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book Income (Loss)	$(89,600)	$(75,400)
Related Party Payable	$68,900	$65,200
Change in Valuation allowance	20,700	10,200
	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of $425,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2013 through 2016.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2016

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2016 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $431,970 at December 31, 2016.  Expenses of $48,133 were paid during the year ended December 31, 2016.  The accrued interest related to the outstanding loans was $205,026 as of December 31, 2016, and $148,364 as of December 31, 2015.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2016.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2016.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company , (“Richland”) we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2016, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

NOTE 6 – GAIN ON RELEASE OF DEBT

During the years ended December 31, 2016 and 2015, we had a gain on release of debt of $2,890 and $29,389, respectively, from the write off of some of the amounts due to our attorneys.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, not applicable.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2016, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 61 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 56 years of age.  Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 62 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 45 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business.  From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2016.

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

Audit Committee

We have not established an Audit Committee because of our limited operations; and because we have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by management.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/16	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/15	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/14	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2014, 2015 and 2016.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2014, 2015 and 2016 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2016 and to the date hereof:

Ownership of Principal Shareholders

Principal Shareholders	Address	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	875 North Michigan Avenue, Suite 3230 Chicago, IL 60611	1,966,872	(2)	80.0%
Thomas Howells	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	152,614		6.2%
Travis Jenson	4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117	152,614		6.2%

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2016 and to the date hereof:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2016 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $431,970 at December 31, 2016.  Expenses of $48,133 were paid during the year ended December 31, 2016.  The accrued interest related to the outstanding loans was $205,026 as of December 31, 2016, and $148,364 as of December 31, 2015.  The loans (the “Mirabella Loans”) are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2016.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2016.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”) , we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2016, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016, and 2015:

Fee Category	2016	2015
Audit Fees	$10,032	$10,794
Audit-related Fees	0	0
Tax Fees	583	1,341
All Other Fees	0	0
Total Fees	$10,615	$12,135

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2016 contained in Item 8 above which are incorporated herein by this reference.

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

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTICA, INC.

Date:	March 30, 2017	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 30, 2017	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 30, 2017	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 30, 2017	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 30, 2017	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director