Form 10-Q
period 2018-09-30
ATLANTICA INC
filed 2018-11-14
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]  The Company does not have a corporate Web site.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 7, 2018 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

ATLANTICA, INC.

CONTENTS

PAGE

Balance Sheets,

September 30, 2018 (Unaudited) and December 31, 2017

4

Unaudited Statements of Operations,

for the three and nine months ended September 30, 2018 and 2017

5

Unaudited Statements of Cash Flows,

for the nine months ended September 30, 2018 and 2017

6

  Notes to Unaudited Financial Statements

7 - 10

ATLANTICA, INC.

Balance Sheets

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIAB`ILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable	$187,797	$7,197
Accounts Payable - Related Parties	1,299,985	1,200,000
Note Payable - Related Parties	484,295	477,160
Interest Payable – Related Parties	329,636	272,444
Total Current Liabilities	2,301,713	1,956,801
Total Liabilities	2,301,713	1,956,801

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(2,427,415)	(2,082,503)
Total Stockholders' Deficit	(2,301,713)	(1,956,801)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	207,349	37,007	287,720	119,477
Total expenses	207,349	37,007	287,720	119,477

OTHER INCOME (EXPENSE)
Interest expense	(19,799)	(17,308)	(57,192)	(49,309)
Total other income (expense)	(19,799)	(17,308)	(57,192)	(49,309)

NET LOSS	$(227,148)	$(54,315)	$(344,912)	$(168,786)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.02)	$(0.14)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(344,912)	$(168,786)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	280,585	87,271
Increase in accrued interest	57,192	49,309
Net Cash Used By Operating Activities	(7,135)	(32,206)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	7,135	32,206
Net Cash Provided by Financing Activities	7,135	32,206
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

September 30, 2018

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

September 30, 2018

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid $7,135 in expenses for the Company during the nine months ended September 30, 2018.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

NOTE 4 – COMMON STOCK

The Company did not issue any shares of capital stock during the nine month period ended September 30, 2018.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

September 30, 2018

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Loss available to common shareholders (numerator)	$(227,148)	$(54,315)	$(344,912)	$ (168,786)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.09)	$(0.02)	$(0.14)	$ (0.07)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mirabella paid expenses of $7,135  during the nine months ended September 30, 2018 that were recorded as an additional loan from shareholders, which loans totaled $484,295 at September 30, 2018.  In comparison Mirabella paid $32,206 during the nine months ended September 30, 2017.  The interest expense related to the outstanding loans was $19,799 for the three months ended September 30, 2018, and $57,192 for the nine months ended September 30, 2018, and total accrued interest as of September 30, 2018 and December 31, 2017 was $329,636 and $272,444, respectively.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments of principal or interest were made during the quarter ended September 30, 2018.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

September 30, 2018

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ended September 30, 2018; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $90,000  during the quarters ended September 30, 2018 and 2017, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this regard, see the description of our Management Services Agreement with Richland, Gordon & Company contained in Note 6 to the Unaudited Financial Statements dated September 30, 2018 in Part I, Item 1.  In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The Company had no operations during the quarterly period ended September 30, 2018, nor do we have operations as of the date of this filing.  General and administrative expenses were $207,349 for the quarterly period ended September 30, 2018, compared to $37,007 for the quarterly period ended September 30, 2017.  General and administrative expenses for the three months ended September 30, 2018 and 2017 were comprised mainly of accounting, management and legal fees.  The increase in legal expenses in the three months ended September 30, 2018, was due to transaction expenses related to a potential acquisition by the Company.  We had a net loss of $227,148 for the quarterly period ended September 30, 2018, compared to a net loss of $54,315 for the quarterly period ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

General and administrative expenses were $280,720 for the nine months ended September 30, 2018, compared to $119,477 for the nine months ended September 30, 2017. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were comprised mainly of accounting, management and legal fees.  We had a net loss of $344,912 for the nine months ended September 30, 2018, compared to a net loss of $168,786 for the nine months ended September 30, 2017.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Utah and preparing and filing all required reports under the securities laws.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months, which include $170,000 in accrued legal fees related to a potential acquisition by the Company.  In the event that additional funding is required in order to keep us in good standing and current in our reporting obligations, we expect to raise such funding through additional loans from our principal shareholder.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	November 14, 2018	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	November 14, 2018	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer