Form 10-K
period 2018-12-31
ATLANTICA INC
filed 2019-04-01
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2018

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

(1)  Yes [X]  No [  ]  (2)  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2018.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 25, 2019, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

Atlantica, Inc. does not have a web site.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

There are no unresolved staff comments.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2018 and 2017.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2018	1.01	1.01
April 1 - June 30, 2018	3.00	1.01
July 1 - September 30, 2018	4.00	4.00
October 1 - December 31, 2018	None	None
January 1 - March 31, 2017	1.01	1.01
April 1 - June 30, 2017	1.01	1.01
July 1 - September 30, 2017	1.01	1.01
October 1 - December 31, 2017	1.01	1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2018, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $33,498 in expenses for the Company in the year ended December 31, 2018, increasing the aggregate principal amount of a demand note held by this stockholder to $510,658, plus accrued interest of $350,300, as of December 31, 2018.

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2017 and 2018, the Company had $0 in assets.  See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2018, the Company had a net loss of $414,360, resulting from operations, as compared to a net loss of $223,478 for the same period ended December 31, 2017.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2018, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $33,498, and during calendar 2017 expenses were also paid by Mirabella in the aggregate amount of $45,190.  The aggregate principal amount of $510,658 plus accrued interest of $350,300 outstanding as of December 31, 2018 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.  See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2018.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2018 and 2017

C O N T E N T S

Haynie & Company
Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantica, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantica, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Haynie & Company

Haynie & Company
We have served as the Company's auditor since 2016
Salt Lake City, Utah
April 1, 2019

PrimeGlobal
An Association of Independent Accounting Firms

An independently owned member RSM US Alliance
RSM

ATLANTICA, INC.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$186,966	$7,197
Accounts Payable - Related Parties	1,323,237	1,200,000
Note Payable - Related Parties	510,658	477,160
Interest Payable – Related Parties	350,300	272,444
Total Current Liabilities	2,371,161	1,956,801
Total Liabilities	2,371,161	1,956,801

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(2,496,863)	(2,082,503)
Total Stockholders' Equity (Deficit)	(2,371,161)	(1,956,801)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2018	For the year ended December 31, 2017

REVENUES	$-	$-

EXPENSES

General and administrative	336,504	156,060
Total expenses	336,504	156,060

OTHER INCOME (EXPENSE)
Interest expense	(77,856)	(67,418)
Total other income (expense)	(77,856)	(67,418)

NET LOSS	$(414,360)	$(223,478)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	2,458,590	$246	$125,456	$(1,859,025)	$(1,733,323)
Net loss for the year ended December 31, 2017	-	-	-	(223,478)	(223,478)
Balance, December 31, 2017	2,458,590	246	125,456	(2,082,503)	(1,956,801)
Net loss for the year ended December 31, 2018	-	-	-	(414,360)	(414,360)
Balance, December 31, 2018	2,458,590	$246	$125,456	$(2,496,863)	$(2,371,161)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2018	For the year ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(414,360)	$(223,478)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on release from debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase in accounts payable and accounts payable related party	303,006	110,870
Increase in accrued interest	77,856	67,418
Net Cash Used By Operating Activities	(33,498)	(45,190)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	33,498	45,190
Net Cash Provided by Financing Activities	33,498	45,190

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2018

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

December 31, 2018

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2018	December 31, 2017
Income (Numerator)	$(414,360)	$(223,478)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.17)	$(0.09)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2018

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

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $33,498 in expenses for the Company in the year ended December 31, 2018, increasing the aggregate principal amount of a demand note held by this stockholder to $510,658, plus accrued interest of $350,300, as of December 31, 2018.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2018

NOTE 3 - INCOME TAXES  (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets
NOL Carryforward	$182,018	$119,749
Related Party Accruals	435,120	382,835
Deferred tax liabilities
Valuation allowance	(617,139)	(502,584)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Book Income (Loss)	$(107,733)	$(58,104)
Related Party Payable	52,284	48,729
Change in Valuation allowance	55,449	9,375
	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of $700,100 that may be offset against future taxable income from the year 2019 through 2038.  No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2014 through 2017.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2018 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $510,658 at December 31, 2018.  Expenses of $33,498 were paid during the year ended December 31, 2018.  The accrued interest related to the outstanding loans was $350,300 as of December 31, 2018, and $272,444 as of December 31, 2017.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2018.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2018.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company, (“Richland”) we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2018, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

NOTE 6 – SUBSEQUENT EVENTS

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2018, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 63 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 58 years of age.  Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 64 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 47 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business.  From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2018.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/18	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/17	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/16	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2016, 2017 and 2018.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2016, 2017 and 2018 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2018, and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2018, and to the date hereof:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2018 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $510,658 at December 31, 2018.  Expenses of $33,498 were paid during the year ended December 31, 2018.  The accrued interest related to the outstanding loans was $350,300 as of December 31, 2018, and $272,444 as of December 31, 2017.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2018.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2018.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”) , we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2018, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2018, and 2017:

Fee Category	2018	2017
Audit Fees	$15,975	$14,500
Audit-related Fees	0	0
Tax Fees	1,071	1,000
All Other Fees	0	0
Total Fees	$17,046	$15,500

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2018 contained in Item 8 above which are incorporated herein by this reference.

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

ATLANTICA, INC.

Date:	April 1, 2019	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	April 1, 2019	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	April 1, 2019	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	April 1, 2019	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	April 1, 2019	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director