Form 10-Q
period 2019-09-30
ATLANTICA INC
filed 2019-11-14
CIK 1062506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 14, 2019 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

ATLANTICA, INC.

CONTENTS

PAGE

Balance Sheets,

September 30, 2019 (Unaudited) and December 31, 2018

4

Unaudited Statements of Operations,

for the three and nine months ended September 30, 2019 and 2018

5

Unaudited Statements of Cash Flows,

for the nine months ended September 30, 2019 and 2018

6

Notes to Unaudited Financial Statements

7 - 10

ATLANTICA, INC.

Balance Sheets

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable	$246,730	$186,966
Accounts Payable - Related Parties	1,420,913	1,323,237
Note Payable - Related Parties	532,840	510,658
Interest Payable – Related Parties	416,466	350,300
Total Current Liabilities	2,616,949	2,371,161
Total Liabilities	2,616,949	2,371,161

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding, respectively	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(2,742,651)	(2,496,863)
Total Stockholders' Deficit	(2,616,949)	(2,371,161)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	73,054	207,349	179,622	287,720
Total expenses	73,054	207,349	179,622	287,720

OTHER INCOME (EXPENSE)
Interest expense	(23,086)	(19,799)	(66,166)	(57,192)
Total other income (expense)	(23,086)	(19,799)	(66,166)	(57,192)

NET LOSS	$(96,140)	$(227,148)	$(245,788)	$(344,912)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.09)	$(0.10)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(245,788)	$(344,912)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	157,440	280,585
Increase in accrued interest	66,166	57,192
Net Cash Used By Operating Activities	(22,182)	(7,135)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	22,182	7,135
Net Cash Provided by Financing Activities	22,182	7,135
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

September 30, 2019

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

September 30, 2019

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid $22,182 in expenses for the Company during the nine months ended September 30, 2019.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

NOTE 4 – COMMON STOCK

The Company did not issue any shares of capital stock during the three month period ended September 30, 2019 and 2018.

Below is the reconciliation of changes in Stockholders’ Equity:

	September 30, 2019	December 31, 2018
Beginning Accumulated Deficit	(2,496,863)	(2,082,504)
Net Loss	(245,788)	(414,359)
Ending Accumulated Deficit	(2,742,651)	(2,496,863)

ATLANTICA, INC.

Notes to Unaudited Financial Statements

September 30, 2019

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Loss available to common shareholders (numerator)	$(96,140)	$(227,148)	$(245,788)	(344,912)
Weighted average number of common shares
outstanding during the period used in loss per share
(denominator)	2,458,590	2,458,590	2,458,590	2,458,590
Basic loss per share	$(0.04)	$(0.09)	$(0.10)	(0.14)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mirabella paid expenses of $22,182 during the nine months ended September 30, 2019 that were recorded as an additional loan from shareholders, which loans totaled $532,840 at September 30, 2019.  In comparison Mirabella paid $7,135 during the nine months ended September 30, 2018.  The interest expense related to the outstanding loans was $23,086 for the three months ended September 30, 2019, and $66,166 for the nine months ended September 30, 2019, and total accrued interest as of September 30, 2019 and December 31, 2018 was $416,466 and $350,300, respectively.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments of principal or interest were made during the quarter ended September 30, 2019.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

September 30, 2019

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ended September 30, 2019; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarters ended September 30, 2019 and 2018, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The Company had no operations during the quarterly period ended September 30, 2019, nor do we have operations as of the date of this filing.  General and administrative expenses were $73,054 for the quarterly period ended September 30, 2019, compared to $207,349 for the quarterly period ended September 30, 2018.  General and administrative expenses for the three months ended September 30, 2019 and 2018 were comprised mainly of accounting, management and legal fees.  We had a net loss of $96,140 for the quarterly period ended September 30, 2019, compared to a net loss of $227,148 for the quarterly period ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

General and administrative expenses were $179,622 for the nine months ended September 30, 2019, compared to $287,720 for the nine months ended September 30, 2018. General and administrative expenses for the nine months ended September 30, 2019 and 2018 were comprised mainly of accounting, management and legal fees.  We had a net loss of $245,788 for the nine months ended September 30, 2019, compared to a net loss of $344,912 for the nine months ended September 30, 2018.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Utah and preparing and filing all required reports under the securities laws.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months, which include $221,497 in accrued legal fees related to a potential acquisition by the Company.  In the event that additional funding is required in order to keep us in good standing and current in our reporting obligations, we expect to raise such funding through additional loans from our principal shareholder.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	November 14, 2019	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	November 14, 2019	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer