Form 10-K
period 2019-12-31
ATLANTICA INC
filed 2020-03-30
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-24379

ATLANTICA, INC.

(Exact Name of registrant as specified in its Charter)

Utah	43-0976473
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Richland, Gordon & Company

11450 SE Dixie Highway

Hobe Sound, Florida 33455

 (Address of Principal Executive Offices)

(772) 545-9002

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

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2019.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 27, 2020, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2019 and 2018.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2019	3.00	2.00
April 1 - June 30, 2019	2.00	2.00
July 1 - September 30, 2019	2.25	2.00
October 1 - December 31, 2019	2.25	.51
January 1 - March 31, 2018	1.01	1.01
April 1 - June 30, 2018	3.00	1.01
July 1 - September 30, 2018	4.00	4.00
October 1 - December 31, 2018	None	None

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $53,402 in expenses for the Company in the year ended December 31, 2019, increasing the aggregate principal amount of a demand note held by this stockholder to $564,060, plus accrued interest of $440,362, as of December 31, 2019.

Results of Operations

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2018 and 2019, the Company had $0 in assets.  See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2019, the Company had a net loss of $394,866, resulting from operations, as compared to a net loss of $414,360 for the same period ended December 31, 2018.  Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees.  See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2019, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $53,402, and during calendar 2018 expenses were also paid by Mirabella in the aggregate amount of $33,498.  The aggregate principal amount of $564,060 plus accrued interest of $440,362 outstanding as of December 31, 2019 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand.  See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2019.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2019 and 2018

C O N T E N T S

Haynie & Company
Certified Public Accountants
& Management Consultants

50 W Broadway, Suite 600
Salt Lake City, UT 84101
801-532-7800
801-328-4461
www.HaynieCPAs.com

## REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantica, Inc.

### Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantica, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

### Consideration of the Company's Ability to Continue as a Going Concern

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

### Basis for Opinion

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
March 30, 2020

ATLANTICA, INC.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$321,605	$186,966
Accounts Payable - Related Parties	1,440,000	1,323,237
Note Payable - Related Parties	564,060	510,658
Interest Payable – Related Parties	440,362	350,300
Total Current Liabilities	2,766,027	2,371,161
Total Liabilities	2,766,027	2,371,161

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(2,891,729)	(2,496,863)
Total Stockholders' Equity (Deficit)	(2,766,027)	(2,371,161)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2018

REVENUES	$-	$-

EXPENSES

General and administrative	304,804	336,504
Total expenses	304,804	336,504

OTHER INCOME (EXPENSE)
Interest expense	(90,062)	(77,856)
Total other income (expense)	(90,062)	(77,856)

NET LOSS	$(394,866)	$(414,360)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	2,458,590	$246	$125,456	$(2,082,503)	$(1,956,801)
Net loss for the year ended December 31, 2018	-	-	-	(414,360)	(414,360)
Balance, December 31, 2018	2,458,590	246	125,456	(2,496,863)	(2,371,161)
Net loss for the year ended December 31, 2019	-	-	-	(394,866)	(394,866)
Balance, December 31, 2019	2,458,590	$246	$125,456	$(2,891,729)	$(2,766,027)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2019	For the year ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(394,866)	$(414,360)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on release from debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase in accounts payable and accounts payable related party	251,402	303,006
Increase in accrued interest	90,062	77,856
Net Cash Used By Operating Activities	(53,402)	(33,498)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	53,402	33,498
Net Cash Provided by Financing Activities	53,402	33,498

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2019

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

December 31, 2019

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2019	December 31, 2018
Income (Numerator)	$(394,866)	$(414,360)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.16)	$(0.17)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2019

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

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger.  While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future.  This stockholder paid a total of $53,402 in expenses for the Company in the year ended December 31, 2019, increasing the aggregate principal amount of a demand note held by this stockholder to $564,060, plus accrued interest of $440,362, as of December 31, 2019.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2019

NOTE 3 - INCOME TAXES  (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets
NOL Carryforward	$230,910	$182,018
Related Party Accruals	488,894	435,120
Deferred tax liabilities
Valuation allowance	(179,804)	(617,138)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Book Income (Loss)	$(102,665)	$(107,733)
Related Party Payable	$53,775	$52,284
Change in Valuation allowance	48,890	55,449
	$-	$-

At December 31, 2019, the Company had net operating loss carryforwards of $888,100 that may be offset against future taxable income from the year 2019 through 2039.  No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2015 through 2018.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2019

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2019 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $564,060 at December 31, 2019.  Expenses of $53,402 were paid during the year ended December 31, 2019.  The accrued interest related to the outstanding loans was $440,362 as of December 31, 2019, and $350,300 as of December 31, 2018.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2019.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2019.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company, (“Richland”) we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2019, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

A copy of the Management Services Agreement was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, the Company is anticipating potential reductions in revenue, labor and supply shortages, difficulty meeting debt covenants, delays in collecting accounts receivable and paying liabilities and changes in the fair value of assets and liabilities.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to capitalized gaming assets and other long-lived assets; and contingent obligations.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2019, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon.  Mr. Gordon is 64 years of age.  Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 59 years of age.  Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II.  Mr. Pierce is 65 years of age.  Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 48 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business.  From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm.  From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/19	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/18	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/17	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)

No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2017, 2018 and 2019.

(2)

Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2017, 2018 and 2019 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2018, and to the date hereof:

Ownership of Principal Shareholders

Principal Shareholders	Address	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer(2)	875 North Michigan Avenue, Suite 3230 Chicago, IL 60611	2,390,800	(2)	97.2%

(1)

For purposes of this calculation, the number of shares of common stock outstanding is 2,458,590.

(2)

Includes 2,390,800 shares owned by Mirabella Holdings, LLC, a Delaware limited liability company owned by the Alan D. Gordon GS Trust.  Mr. Gordon is the trustee of the Alan D. Gordon GS Trust and in such capacity may be deemed to have voting and dispositive power over the shares owned by Mirabella Holdings, LLC.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2019, and to the date hereof:

Directors and Named Executive Officers	Number of Shares of Common Stock		Percent of Shares of Common Stock (1)
Alan D. Gordon, President and Chief Executive Officer, Director(2)	2,390,800	(2)	97.2%
Shelley Goff, Chief Financial Officer, Principal Accounting Officer and Secretary	0		0.0%
Fredrick G. Pierce II, Director	0		0.0%
Daniel B. Zwirn, Director	0		0.0%
All current directors and executive officers as a group (4 persons)	2,390,800		97.2%

(1)

For purposes of this calculation, the number of shares of common stock outstanding was 2,458,590.

(2)

Includes 2,390,800 shares owned by Mirabella Holdings, LLC, a Delaware limited liability company owned by the Alan D. Gordon GS Trust.  Mr. Gordon is the trustee of the Alan D. Gordon GS Trust and in such capacity may be deemed to have voting and dispositive power over the shares owned by Mirabella Holdings, LLC.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2019 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $564,060 at December 31, 2019.  Expenses of $53,402 were paid during the year ended December 31, 2019.  The accrued interest related to the outstanding loans was $440,362 as of December 31, 2019, and $350,300 as of December 31, 2018.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments were made during the year ended December 31, 2019.  Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2019.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future.  A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”) , we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2019, which fees, along with any other management fees that may su bsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2019, and 2018:

Fee Category	2019	2018
Audit Fees	$21,041	$15,975
Audit-related Fees	0	0
Tax Fees	1,250	1,071
All Other Fees	0	0
Total Fees	$22,291	$17,046

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2019 contained in Item 8 above which are incorporated herein by this reference.

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

ATLANTICA, INC.

Date:	March 30, 2020	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 30, 2020	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 30, 2020	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 30, 2020	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 30, 2020	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director