Form 10-Q
period 2021-03-31
ATLANTICA INC
filed 2021-05-17
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 17, 2021 - 2,458,590 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

ATLANTICA, INC.

CONTENTS

PAGE

Balance Sheets,

March 31, 2021 (Unaudited) and December 31, 2020

4

Unaudited Statements of Operations,

for the three months ended March 31, 2021 and 2020

5

Unaudited Statement of Stockholders’ Equity

For the three months ended March 31, 2021 and 2020                                                           6

Unaudited Statements of Cash Flows,

for the three months ended March 31, 2021 and 2020

7

Notes to Unaudited Financial Statements

8 - 11

ATLANTICA, INC.

Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable	$406,056	$381,377
Accounts Payable - Related Parties	1,596,699	1,563,246
Note Payable - Related Parties	602,479	601,094
Interest Payable – Related Parties	572,725	544,781
Total Current Liabilities	3,177,959	3,090,498
Total Liabilities	3,177,959	3,090,498

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding, respectively	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(3,303,661)	(3,216,200)
Total Stockholders' Deficit	(3,177,959)	(3,090,498)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

REVENUES	$-	$-

EXPENSES

General and administrative	59,517	65,408
Total expenses	59,517	65,408

OTHER INCOME (EXPENSE)
Interest expense	(27,944)	(24,770)
Total other income (expense)	(27,944)	(24,770)

NET LOSS	$(87,461)	$(90,178)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

For the Three-month Period Ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	2,458,590	$246	$125,456	$ (2,891,729)	$(2,766,027)

Net loss for the three month period ended March 31, 2020				(90,178)	(90,178)

Balance, March 31, 2020	2,458,590	$246	$125,456	$ (2,981,907)	$(2,856,205)

For the Three-month Period Ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2020	2,458,590	$246	$125,456	$ (3,216,200)	$(3,090,498)

Net loss for the three month period ended March 31, 2021				(87,461)	(87,461)

Balance, March 31, 2021	2,458,590	$246	$125,456	$ (3,303,661)	$(3,177,959)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(87,461)	$(90,178)
Changes in operating assets and liabilities:
Increase in accounts payable	58,132	54,787
Increase in accrued interest	27,944	24,770
Net Cash Used By Operating Activities	(1,385)	(10,621)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	1,385	10,621
Net Cash Provided by Financing Activities	1,385	10,621
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

March 31, 2021

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

The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

March 31, 2021

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future.  Mirabella paid $1,385 in expenses for the Company during the three months ended March 31, 2021.  Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly.  See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

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

NOTE 4 – COMMON STOCK

The Company did not issue any shares of capital stock during the three month period ended March 31, 2021 and 2020.

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Loss available to common shareholders (numerator)	$(87,461)	$(90,178)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590
Basic loss per share	$(0.04)	$(0.04)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

March 31, 2021

NOTE 6 - RELATED PARTY TRANSACTIONS

Mirabella paid expenses of $1,385 during the three months ended March 31, 2021 that were recorded as an additional loan from shareholders, which loans totaled $602,479 at March 31, 2021.  In comparison Mirabella paid $10,621 during the three months ended March 31, 2020.  The interest expense related to the outstanding loans was $27,944 for the three months ended March 31, 2021, and $24,770 for the three months ended March 31, 2020, and total accrued interest as of March 31, 2021 and December 31, 2020 was $572,725 and $544,781, respectively.  The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly.  No payments of principal or interest were made during the quarter ended March 31, 2021.  The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future.  A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement).  The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ended March 31, 2021; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement.  Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarters ended March 31, 2021 and 2020, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

March 31, 2021

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The Company had no operations during the quarterly period ended March 31, 2021, nor do we have operations as of the date of this filing.  General and administrative expenses were $59,517 for the quarterly period ended March 31, 2021, compared to $65,408 for the quarterly period ended March 31, 2020.  General and administrative expenses for the three months ended March 31, 2021 and 2020 were comprised mainly of accounting, management and legal fees.  We had a net loss of $87,461 for the quarterly period ended March 31, 2021, compared to a net loss of $90,178 for the quarterly period ended March 31, 2020.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Utah and preparing and filing all required reports under the securities laws.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months, which include $378,551 in accrued legal fees related to a potential acquisition by the Company.  In the event that additional funding is required in order to keep us in good standing and current in our reporting obligations, we expect to raise such funding through additional loans from our principal shareholder.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ATLANTICA, INC.

Date:	May 17, 2021	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	May 17, 2021	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer