Form 10-Q
period 2021-06-30
ATLANTICA INC
filed 2021-08-16
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐ The Company does not have a corporate Web site.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 16, 2021 - 2,458,590 shares of common stock.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ATLANTICA, INC.

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

ATLANTICA, INC.

CONTENTS

PAGE
Balance Sheets, June 30, 2021 (Unaudited) and December 31, 2020	4
Unaudited Statements of Operations, for the three and six months ended June 30, 2021 and 2020	5
Unaudited Statement of Stockholders’ Equity For the six months ended June 30, 2021 and 2020	6
Unaudited Statements of Cash Flows, for the six months ended June 30, 2021 and 2020	7
Notes to Unaudited Financial Statements	8 - 11

ATLANTICA, INC.

Balance Sheets

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable	$409,794	$381,377
Accounts Payable – Related Parties	1,629,945	1,563,246
Note Payable – Related Parties	602,479	601,094
Interest Payable – Related Parties	601,703	544,781
Total Current Liabilities	3,243,921	3,090,498
Total Liabilities	3,243,921	3,090,498

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding, respectively	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(3,369,623)	(3,216,200)
Total Stockholders' Deficit	(3,243,921)	(3,090,498)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	36,984	69,506	96,501	134,914
Total expenses	36,984	69,506	96,501	134,914

OTHER INCOME (EXPENSE)
Interest expense	28,978	(25,639)	56,922	(50,409)
Total other income (expense)	(28,978)	(25,639)	(56,922)	(50,409)

NET LOSS	$(65,962)	$(95,145)	$(153,423)	$(185,323)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,458,590	2,458,590	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020

For the Six-month Period Ended June 30, 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2019	2,458,590	$246	$125,456	$(2,891,729)	$(2,766,027)

Net loss for the three month period ended March 31, 2020				(90,178)	(90,178)
Balance, March 31, 2020	2,458,590	$246	$125,456	$(2,981,907)	$(2,856,205)

Net loss for the three months period ended June 30, 2020				(95,145)	(95,145)
Balance, June 30, 2020	2,458,590	$246	$125,456	$(3,077,052)	$(2,951,350)

For the Six-month Period Ended June 30, 2021

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2020	2,458,590	$246	$125,456	$(3,216,200)	$(3,090,498)

Net loss for the three month period ended March 31, 2021				(87,461)	(87,461)
Balance, March 31, 2021	2,458,590	$246	125,456	$(3,303,661)	$(3,177,959)

Net loss for the three month period ended June 30, 2021				(65,962)	(65,962)
Balance, June 30, 2021	2,458,590	$246	$125,456	$(3,369,623)	$(3,243,921)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(153,423)	$(185,323)
Changes in operating assets and liabilities:
Increase in accounts payable	95,116	124,293
Increase in accrued interest	56,922	50,409
Net Cash Used By Operating Activities	(1,385)	(10,621)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	1,385	10,621
Net Cash Provided by Financing Activities	1,385	10,621
NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

June 30, 2021

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

June 30, 2021

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

The Company is relying on Mirabella Holdings, LLC (“Mirabella”), our majority shareholder, to pay all of our operating and other expenses until we can complete a reorganization or merger. While Mirabella currently pays the Company's limited operating and other expenses, on the Company's behalf, Mirabella is not obligated to pay any of those expenses and the Company can provide no assurance that Mirabella will continue to pay any of those expenses in the future. Mirabella paid $1,385 in expenses for the Company during the six months ended June 30, 2021. Currently, any such loans that may be provided to us from time to time by Mirabella are made pursuant to a demand promissory note that has been issued by us to Mirabella, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum, compounded quarterly. See the description of that demand promissory note contained in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2008, and a copy of that note included in Part IV, Item 15 of that Report.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Contingencies - The Company has not been active for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid no amount has been accrued in these financial statements for any such contingencies.

NOTE 4 - COMMON STOCK

The Company did not issue any shares of capital stock during the six month period ended June 30, 2021 and 2020.

NOTE 5 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Loss available to common shareholders (numerator)	$(153,423)	$(185,323)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,458,590	2,458,590
Basic loss per share	$(0.06)	$(0.08)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ATLANTICA, INC.

Notes to Unaudited Financial Statements

June 30, 2021

NOTE 6 - RELATED PARTY TRANSACTIONS

Mirabella paid expenses of $1,385 during the six months ended June 30, 2021 that were recorded as an additional loan from shareholders, which loans totaled $602,479 at June 30, 2021. In comparison Mirabella paid $10,621 during the six months ended June 30, 2020. The interest expense related to the outstanding loans was $56,922 for the six months ended June 30, 2021, and $50,409 for the six months ended June 30, 2020, and total accrued interest as of June 30, 2021 and December 31, 2020 was $601,703 and $544,781, respectively. The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly. No payments of principal or interest were made during the quarter ended June 30, 2021. The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella to the Company since November 6, 2007, as well as any such loans that may be made by Mirabella in the future. A copy of the note was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008; see Part IV, Item 15 of that Report.

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

The Management Services Agreement has a term of ten years and provides for the Company to pay to Richland an annual management fee equal to the greater of (i) $120,000 or (ii) 5% of the Company's consolidated EBITDA (as defined in the agreement). The management fee is payable in quarterly installments in arrears, on April 15, July 15, October 15 and January 15 of each year, with respect to the immediately preceding calendar quarter, equal to the greater of (i) $30,000 or (ii) 5% of the Company's consolidated EBITDA for the immediately preceding calendar quarter, with such payments commencing July 15, 2009 and covering services provided by Richland during the period from January 1, 2008 (prior to the date of the agreement) and continuing through the quarter ended June 30, 2021; however, the management fees accrue and are not initially payable to Richland until the Company’s completion of its initial acquisition or financing that occurs subsequent to the date of the agreement. Accordingly, we accrued management fees payable to Richland totaling $30,000 during the quarters ended June 30, 2021 and 2020, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

June 30, 2021

NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The Company had no operations during the quarterly period ended June 30, 2021, nor do we have operations as of the date of this filing. General and administrative expenses were $36,984 for the quarterly period ended June 30, 2021, compared to $69,506 for the quarterly period ended June 30, 2020. General and administrative expenses for the three months ended June 30, 2021 and 2020 were comprised mainly of accounting, management and legal fees. We had a net loss of $65,962 for the quarterly period ended June 30, 2021, compared to a net loss of $95,145 for the quarterly period ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The Company had no operations during the six months ended June 30, 2021, nor do we have operations as of the date of this filing. General and administrative expenses were $96,501 for the six months ended June 30, 2021, compared to $134,914 for the six months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021 and 2020 were comprised mainly of accounting, management and legal fees. We had a net loss of $153,423 for the six months ended June 30, 2021, compared to a net loss of $185,323 for the six months ended June 30, 2020.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None, not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Alan D. Gordon, President, Chief Executive Officer and Director
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Shelley Goff, Secretary, Chief Financial Officer and Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Alan D. Gordon, President, Chief Executive Officer and Director, and Shelley Goff, Secretary, Chief Financial Officer and Principal Accounting Officer
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ATLANTICA, INC.

Date:	August 16, 2021	By:	/s/Alan D. Gordon
President, Chief Executive Officer, and Director

Date:	August 16, 2021	By:	/s/Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer