Form 10-K
period 2022-12-31
ATLANTICA INC
filed 2023-03-31
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2022. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 31, 2023, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2022 and 2021. The bid prices for 2022 and 2021 were obtained from Yahoo Finance. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2021	.70	.70
April 1 - June 30, 2021	.3856	.3856
July 1 - September 30, 2021	1.40	1.40
October 1 - December 31, 2021	5.98	5.98
January 1 - March 31, 2022	3.00	3.00
April 1 - June 30, 2022	2.25	2.25
July 1 - September 30, 2022	2.15	2.15
October 1 - December 31, 2022	1.91	1.91

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

  Current public information,
  Volume limitations,
  Manner of sale requirements for equity securities, and
  Filing of Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

  Current public information,
  Volume limitations,
  Manner of sale requirements for equity securities, and
  Filing of Form 144.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2022, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $64,478 in expenses for the Company in the year ended December 31, 2022, increasing the aggregate principal amount of a demand note held by this stockholder to $681,527, plus accrued interest of $798,197, as of December 31, 2022.

Results of Operations

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2022 and 2021, the Company had $0 in assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2022, the Company had a net loss of $1,494,848, resulting from operations, as compared to a net loss of $288,868 for the same period ended December 31, 2021. Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees. See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2022, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $64,478, and during calendar 2021 expenses were also paid by Mirabella in the aggregate amount of $15,955. The aggregate principal amount of $681,527 plus accrued interest of $798,197 outstanding as of December 31, 2022 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand. See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2022.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2022 and 2021

C O N T E N T S

Report of Independent Registered Public Accounting Firm	16 - 17
Balance Sheets	18
Statements of Operations	19
Statements of Stockholders’ Equity (Deficit)	20
Statements of Cash Flows	21
Notes to Audited Financial Statements	22-26

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Atlantica, Inc.

Opinion

We have audited the accompanying financial statements of Atlantica, Inc. (a Utah corporation), which comprise the balance sheets as of December 31, 2022 and 2021, and the related statements of income, retained earnings, and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantica, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Atlantica, Inc. and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Atlantica, Inc.’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with generally accepted auditing standards will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with generally accepted auditing standards, we:

 Exercise professional judgment and maintain professional skepticism throughout the audit.

	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Atlantica, Inc.’s internal control. Accordingly, no such opinion is expressed.

	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Atlantica, Inc.’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

                        /s/ Haynie & Company

Haynie & Company

Salt Lake City Utah

March 31, 2023

 457

ATLANTICA, INC.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$1,591,151	$416,236
Accounts Payable - Related Parties	1,803,339	1,683,339
Note Payable - Related Parties	681,527	617,049
Interest Payable – Related Parties	798,197	662,742
Total Current Liabilities	4,874,214	3,379,366
Total Liabilities	4,874,214	3,379,366

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(4,999,916)	(3,505,068)
Total Stockholders' Equity (Deficit)	(4,874,214)	(3,379,366)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021

REVENUES	$-	$-

EXPENSES

General and administrative	1,359,393	170,907
Total expenses	1,359,393	170,907

OTHER EXPENSE
Interest expense	(135,455)	(117,961)
Total other expense	(135,455)	(117,961)

NET LOSS	$(1,494,848)	$(288,868)

BASIC AND DILUTED LOSS PER SHARE	$(0.61)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	2,458,590	$246	$125,456	$(3,216,200)	$(3,090,498)
Net loss for the year ended December 31, 2021	-	-	-	(288,868)	(288,868)
Balance, December 31, 2021	2,458,590	$246	$125,456	$(3,505,068)	$(3,379,366)
Net loss for the year ended December 31, 2022	-	-	-	(1,494,848)	(1,494,848)
Balance, December 31, 2022	2,458,590	$246	$125,456	$(4,999,916)	$(4,874,214)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,494,848)	$(288,868)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable related party	1,294,915	154,952
Increase in accrued interest	135,455	117,961
Net Cash Used By Operating Activities	(64,478)	(272,913)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	64,478	15,955
Net Cash Provided by Financing Activities	64,478	15,955

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2022

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2022	December 31, 2021
Income (Numerator)	$(1,494,848)	$(288,868)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.61)	$(0.12)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2022

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

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $64,478 in expenses for the Company in the year ended December 31, 2022, increasing the aggregate principal amount of a demand note held by this stockholder to $681,527, plus accrued interest of $798,197, as of December 31, 2022.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2022

NOTE 3 - INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets
NOL Carryforward	$591,500	$217,504
Related Party Accruals	676,399	492,677
Deferred tax liabilities
Valuation allowance	(1,267,899)	(710,181)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Book Income (Loss)	$(313,900)	$(60,662)
Related Party Payable	$53,646	$49,991
Change in Valuation allowance	260,254	10,671
	$-	$-

At December 31, 2022, the Company had net operating loss carryforwards of $2,275,000 that may be offset against future taxable income from the year 2023 through 2042. No tax benefit has been reported in the December 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2018 through 2022.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2022

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2022 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans related party totaling $681,527 at December 31, 2022. Expenses of $64,478 were paid during the year ended December 31, 2022. The accrued interest related to the outstanding loans was $798,197 as of December 31, 2022, and $662,742 as of December 31, 2021. The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly. No payments were made during the year ended December 31, 2022. Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2022. The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future. A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company, (“Richland”) accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2022, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2022, our internal controls over financial reporting were effective.

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

Background and Business Experience

Alan D. Gordon. Mr. Gordon is 67 years of age. Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 62 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II. Mr. Pierce is 68 years of age. Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 51 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business. From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm. From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2022.

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

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total Compensations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/22	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/2021	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/20	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)	No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2020, 2021 and 2022.
(2)	Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2020, 2021 and 2022 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan D. Gordon	None	None	None	None	None	None	None	None	None

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2022, and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2022, and to the date hereof:

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2022 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $681,527 at December 31, 2022. Expenses of $64,478 were paid during the year ended December 31, 2022. The accrued interest related to the outstanding loans was $798,197 as of December 31, 2022, and $662,742 as of December 31, 2021. The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly. No payments were made during the year ended December 31, 2022. Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2021. The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future. A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”), we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2022, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2022, and 2021:

Fee Category	2022	2021
Audit Fees	$22,500	$22,500
Audit-related Fees	0	0
Tax Fees	1,550	1,350
All Other Fees	0	0
Total Fees	$24,050	$23,850

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See the audited financial statements for the year ended December 31, 2022 contained in Item 8 above which are incorporated herein by this reference.

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

ATLANTICA, INC.

Date:	March 31, 2023	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 31, 2023	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 31, 2023	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 31, 2023	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 31, 2023	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director