Form 10-K/A
period 2022-12-31
ATLANTICA INC
filed 2023-06-30
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

See Part IV, Item 15.

Explanatory Note

This Amended Annual Report is being filed to correct the Audit Report from Haynie & Company to correct its format to conform with AS 3101. There are no other changes to the Annual Report.

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

FINANCIAL STATEMENTS

December 31, 2022 and 2021

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantica, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantica, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has recurring losses, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 31, 2023

We have served as the Company’s auditor since 2016.

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

ATLANTICA, INC.

Date:	June 30, 2023	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	June 30, 2023	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	June 30, 2023	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	June 30, 2023	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	June 30, 2023	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director