Form 10-K
period 2023-12-31
ATLANTICA INC
filed 2024-03-20
CIK 1062506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The market value of the voting and non-voting common stock is $49.17, based on 491,718 shares held by non-affiliates at the par value of $0.0001 per share on June 30, 2023. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.0001 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 20, 2024, the Registrant had 2,458,590 shares of common stock and no shares of preferred stock outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 1C. CYBERSECURITY.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents. If and when we commence any operations, our board of directors will consider what they deem as a reasonable cybersecurity risk management program or formal processes for assessing cybersecurity risk.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2023 and 2022. The bid prices for 2022 and 2021 were obtained from OTC Markets. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
	High	Low
January 1 - March 31, 2022	3.00	3.00
April 1 - June 30, 2022	2.25	2.25
July 1 - September 30, 2022	2.15	2.15
October 1 - December 31, 2022	1.91	1.91
January 1 - March 31, 2023	1.99	1.10
April 1 - June 30, 2023	1.10	1.10
July 1 - September 30, 2023	1.10	1.10
October 1 - December 31, 2023	1.10	1.10

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 670 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2023, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $32,126 in expenses for the Company in the year ended December 31, 2023, increasing the aggregate principal amount of a demand note held by this stockholder to $713,653, plus accrued interest of $951,413, as of December 31, 2023.

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2023 and 2022, the Company had $0 in assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the period ended December 31, 2023, the Company had a net loss of $378,946, resulting from operations, as compared to a net loss of $1,494,848 for the same period ended December 31, 2022. Primarily all of these losses are the result of attorney’s fees, accounting fees and management fees. See the Financial Statements and Supplementary Data, Item 8 of this Report.

During calendar 2023, expenses were paid by Mirabella, a majority stockholder of the Company, in the aggregate amount of $32,126, and during calendar 2022 expenses were also paid by Mirabella in the aggregate amount of $64,478. The aggregate principal amount of $713,653 plus accrued interest of $951,413 outstanding as of December 31, 2023 on the loans provided to us by Mirabella, which includes the $1,275 of expenses paid by Mirabella during 2007 that were not converted into a capital contribution, is unsecured, bears interest at the rate of 10% per annum, compounded quarterly, and is due and payable to Mirabella on demand. See the description of our demand promissory note issued to Mirabella contained in Part III, Item 13 of this Report, and a copy of that note included in Part IV, Item 15 of this Report.

While Mirabella currently pays our limited operating and other expenses on our behalf, Mirabella is not obligated to pay any of those expenses, and we can provide no assurance that Mirabella will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2023.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

December 31, 2023 and 2022

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantica, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantica, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

                        /s/ Haynie & Company

Haynie & Company

Salt Lake City Utah

March 20, 2024

PCAOB ID Number 457

 We have served as the Company’s auditor since 2016.

ATLANTICA, INC.

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

CURRENT LIABILITIES

Accounts Payable	$1,654,146	$1,591,151
Accounts Payable - Related Parties	1,933,948	1,803,339
Note Payable - Related Parties	713,653	681,527
Interest Payable – Related Parties	951,413	798,197
Total Current Liabilities	5,253,160	4,874,214
Total Liabilities	5,253,160	4,874,214

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: 10,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-
Common Stock: 50,000,000 shares authorized of $0.0001 par value, 2,458,590 shares issued and outstanding	246	246
Additional Paid-in Capital	125,456	125,456
Accumulated Deficit	(5,378,862)	(4,999,916)
Total Stockholders' Equity (Deficit)	(5,253,160)	(4,874,214)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Operations

	For the year ended December 31, 2023	For the year ended December 31, 2022

REVENUES	$-	$-

EXPENSES

General and administrative	225,730	1,359,393
Total expenses	225,730	1,359,393

OTHER EXPENSE
Interest expense	(153,216)	(135,455)
Total other expense	(153,216)	(135,455)

NET LOSS	$(378,946)	$(1,494,848)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.61)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,458,590	2,458,590

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Stockholders' Equity (Deficit)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	2,458,590	$246	$125,456	$(3,505,068)	$(3,379,366)
Net loss for the year ended December 31, 2022	-	-	-	(1,494,848)	(1,494,848)
Balance, December 31, 2022	2,458,590	$246	$125,456	$(4,999,916)	$(4,874,214)
Net loss for the year ended December 31, 2023	-	-	-	(378,946)	(378,946)
Balance, December 31, 2023	2,458,590	$246	$125,456	$(5,378,867)	$(5,253,160)

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(378,946)	$(1,494,848)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable related party	193,604	1,294,915
Increase in accrued interest	153,216	135,455
Net Cash Used By Operating Activities	(32,126)	(64,478)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	32,126	64,478
Net Cash Provided by Financing Activities	32,126	64,478

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2023

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

December 31, 2023

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

f. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	December 31, 2023	December 31, 2022
Income (Numerator)	$(378,946)	$(1,494,848)
Shares (Denominator)	2,458,590	2,458,590
Per Share Amount	$(0.15)	$(0.61)

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2023

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

The Company is relying on its principal shareholder to pay all of its operating and other expenses until it can complete a reorganization or merger. While the Company's principal stockholder currently pays the Company's limited operating and other expenses, on the Company's behalf, that principal stockholder is not obligated to pay any of those expenses and the Company can provide no assurance that such stockholder will continue to pay any of those expenses in the future. This stockholder paid a total of $32,126 in expenses for the Company in the year ended December 31, 2023, increasing the aggregate principal amount of a demand note held by this stockholder to $713,653, plus accrued interest of $951,413, as of December 31, 2023.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2023

NOTE 3 - INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets
NOL Carryforward	$616,300	$591,500
Related Party Accruals	750,194	676,399
Deferred tax liabilities
Valuation allowance	(1,366,494)	(1,267,899)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Book Income (Loss)	$(79,600)	$(313,900)
Related Party Payable	$59,600	$53,646
Change in Valuation allowance	20,000	260,264
	$-	$-

At December 31, 2023, the Company had net operating loss carryforwards of $2,370,000 that may be offset against future taxable income from the year 2024 through 2043. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Utah jurisdiction. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2019 through 2023.

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

ATLANTICA, INC.

Notes to Audited Financial Statements

December 31, 2023

NOTE 5 - RELATED PARTY TRANSACTIONS

Expenses during the years ended December 31, 2007 through December 31, 2023 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans related party totaling $713,653 at December 31, 2023. Expenses of $32,126 were paid during the year ended December 31, 2023. The accrued interest related to the outstanding loans was $951,413 as of December 31, 2023, and $798,197 as of December 31, 2022. The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly. No payments were made during the year ended December 31, 2023. Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2023. The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future. A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company, (“Richland”) accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2023, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

Our management, with the participation of the President and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

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

ITEM 9B: OTHER INFORMATION

During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

Background and Business Experience

Alan D. Gordon. Mr. Gordon is 68 years of age. Mr. Gordon has served as the Chairman and Chief Executive Officer of Richland, Gordon & Company, a private investment firm, since 1983.

Shelley Goff, Secretary and Chief Financial Officer, is 63 years of age. Ms. Goff graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for filing with the Securities and Exchange Commission for public companies on EDGAR.

Frederick G. Pierce, II. Mr. Pierce is 69 years of age. Mr. Pierce has been a private investor in real estate and private equity for the past five years.

Daniel B. Zwirn.  Mr. Zwirn is 52 years of age.  Mr. Zwirn has, since August 2015, served as Chief Executive Officer and Chief Investment Officer of Arena Investors, LP, an investment management firm, and Arena Finance Company, a commercial finance business. From May 2009 to August 2015, he served as Managing Member of Zwirn Family Interests, a private investment firm. From 2001 through May 2009, he founded and managed the business of D.B. Zwirn & Co. (“DBZ”), a private investment firm of which he was Managing Partner and Chief Investment Officer.  Through its ongoing, normal operations, DBZ managed up to $6 billion of equity capital and approximately $12 billion of assets.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2023.

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

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total Compensations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Alan D. Gordon	12/31/23	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
President and Chief	12/31/22	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Executive Officer	12/31/21	0	0	0	0	0	0	0	$120,000(2)	$120,000(2)
Director

(1)	No disclosure is required to be made for the Company's Chief Financial Officer as her total compensation was less than $100,000 in each of the years ended December 31, 2021, 2022 and 2023.
(2)	Represents the total amount of management fees payable by the Company to Richland, Gordon & Company during the years ended December 31, 2021, 2022 and 2023 pursuant to Richland's Management Services Agreement with the Company dated April 29, 2009, all of which fees were accrued and not paid by the Company. Those accrued fees, along with any other management fees that may subsequently accrue under the Management Services Agreement, are due and payable to Richland upon the Company's completion of its initial acquisition or financing that occurs subsequent to the date of that agreement. Richland, Gordon & Company is a private investment firm beneficially owned by Alan D. Gordon. See Part III, Item 13 of this Report for a description of the Management Services Agreement.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan D. Gordon	None	None	None	None	None	None	None	None	None

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of our Company’s common stock as of December 31, 2023, and to the date hereof:

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

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of December 31, 2023, and to the date hereof:

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Expenses during the years ended December 31, 2007 through December 31, 2023 were paid by Mirabella Holdings, LLC, the Company's majority shareholder, and recorded as loans by shareholders totaling $713,653 at December 31, 2023. Expenses of $32,126 were paid during the year ended December 31, 2023. The accrued interest related to the outstanding loans was $951,413 as of December 31, 2023, and $798,197 as of December 31, 2022. The loans are evidenced by a promissory note, are unsecured, are due on demand and accrue interest at the rate of 10% per annum, compounded quarterly. No payments were made during the year ended December 31, 2023. Accrued interest for the year ended December 31, 2007 was immaterial and has been accrued in each of the years ended December 31, 2008 through December 31, 2023. The note was issued by the Company on April 29, 2009 and covers all loans made by Mirabella Holdings, LLC to the Company since November 6, 2007, as well as all loans made since that date and any such loans that may be made by Mirabella Holdings, LLC in the future. A copy of the note was filed as an exhibit to our Annual Report for the year ended December 31, 2008; see Part IV, Item 15 of this Report.

Pursuant to the Management Services Agreement (the “Management Services Agreement”) with Richland, Gordon & Company (“Richland”), we accrued management fees payable to Richland totaling $120,000 during the year ended December 31, 2023, which fees, along with any other management fees that may subsequently accrue, are due and payable to Richland if and when such an acquisition or financing is completed by the Company.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2023, and 2022:

Fee Category	2023	2022
Audit Fees	$24,250	$22,500
Audit-related Fees	-	-
Tax Fees	1,500	1,550
All Other Fees	-	-
Total Fees	$25,750	$24,050

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See the audited financial statements for the year ended December 31, 2023 contained in Item 8 above which are incorporated herein by this reference.

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

3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibits 99.B and 99.C to the Company’s Form 10-SB Registration Statement, filed on June 3, 1998, as amended).

3.2	Amended Articles of Incorporation of the Company (incorporated by reference to the Company’s DEF 14C Definitive Information Statement, filed on or about December 27, 2006).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

4.1	Description of securities.

10.1	Escrow Agreement, dated as of June 29, 2007, among Mirabella Holdings, LLC, Leonard W. Burningham, as the representative of the sellers and the escrow agent thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K report, filed on July 3, 2007).

10.2	Share Escrow and Reset Agreement, dated as of June 29, 2007, among Mirabella Holdings, LLC, Duane S. Jenson, Travis T. Jenson, Thomas J. Howells, Leonard W. Burningham, Leonard W. Burningham, as the representative of the sellers, the Company and the escrow agent thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K report, filed on July 3, 2007).

10.3	Management Services Agreement, dated April 29, 2009, between Atlantica, Inc. and Richland, Gordon & Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 2008).

10.4	Demand Promissory Note, dated April 29, 2009, and issued by Atlantica, Inc. payable to Mirabella Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the year ended December 31, 2008).

14	Code of Ethics of the Company (incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB Annual Report for the year ended December 31, 2001, filed on June 28, 2005).

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

ATLANTICA, INC.

Date:	March 20, 2024	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ATLANTICA, INC.

Date:	March 20, 2024	By:	/s/Alan D. Gordon
Alan D. Gordon
President, Chief Executive Officer and Director

Date:	March 20, 2024	By:	/s/Shelley Goff
Shelley Goff
Secretary, Chief Financial Officer and Principal Accounting Officer

Date:	March 20, 2024	By:	/s/Frederick G. Pierce, II
Frederick G. Pierce, II
Director

Date:	March 20, 2024	By:	/s/Daniel B. Zwirn
Daniel B. Zwirn
Director